Form 10-Q
period 1995-03-31
DECADE COMPANIES INCOME PROPERTIES
filed 1995-05-15
CIK 775840

UNITED  STATES
             SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For quarterly  period ended March 31, 1995

                               OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from_____________to_____________

                Commission file number 33-00086

Decade Companies Income Properties - A Limited Partnership
(Exact name of registrant  as specified in its charter)

      State of Wisconsin                      39-1518732
 (State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

250 Patrick Blvd., Suite 140 Brookfield, Wisconsin 53045-5864
(Address of principal executive offices)           (Zip Code)

Registrants  telephone number, including area code: 414-792-9200

Former name, former address and former fiscal year, if changed since last report: Not Applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. YES  X   NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES      NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

   Decade Companies Income Properties - A Limited Partnership

                              INDEX

                         March 31, 1995

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited as to
          March 31, 1995 and the three months
          then ended).

          Balance Sheets at March 31, 1995, and
          December 31, 1994.                                3

          Statements of Operations for the three months
          ended March 31, 1995 and 1994.                    4

          Statements of Changes in Partners' Capital
          for the three months ended March 31, 1995
          and the year ended December 31, 1994.             5

          Statements of Cash Flows for the three months
          ended March 31, 1995 and 1994.                    6

          Notes to Financial Statements.                    7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7 - 11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                  11

SIGNATURES                                                 12

                     PART I. FINANCIAL INFORMATION

                    Item 1. Financial Statements
                            BALANCE SHEETS

                                     March 31           December 31
                                      1995                  1994
                                   (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents         $    31,640            $    16,415
Restricted cash                     1,135,736              1,117,531
Escrow deposits                       296,163                178,881
Prepaid expenses and other assets      29,521                 37,805

       Total Current Assets         1,493,060              1,350,632

INVESTMENT PROPERTIES, AT COST:    30,771,255             30,749,902
Less: accumulated depreciation     (4,557,573)            (4,282,571)

Net Investment Property            26,213,682             26,467,331

OTHER ASSETS:
Utility deposits                       43,415                 43,415
Debt issue costs, net of accumulated
 amortization                          48,706                 52,797
       Total Other Assets              92,121                 96,212

       Total Assets               $27,798,863            $27,914,175

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Line of credit mortgage note
 payable                          $   220,000            $   100,000
Accounts payable and
 accrued taxes                        481,296                314,388
Tenant security deposits              158,734                166,677
Distributions payable                 221,264                220,264
Accrued interest payable               39,693                 37,872
Payables to affiliates              3,371,809              3,386,016
Mortgage notes payable             19,278,744             19,300,793

     Total Liabilities             23,771,540             23,526,010

PARTNERS' CAPITAL:
General Partner Capital               (63,036)               (60,621)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--17,466.31 Interests   4,090,359              4,448,786

Total Partners' Capital             4,027,323              4,388,165

Total Liabilities and
 Partners' Capital                $27,798,863            $27,914,175

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.


                 STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended March 31

                                       1995        1994

Operating revenue:

Rental income                       $1,414,521   $1,723,962

Operating expenses:

Operating                              669,221      774,066
Real Estate Taxes                      187,552      213,735

      Total                            856,773      987,801

Net income before
 debt service and other
 expenses                              557,748      736,161
Interest expense                      (368,970)    (452,430)
Depreciation                          (275,000)    (335,376)
Amortization of debt issue costs        (4,091)      (4,076)
Net (loss) from investment property    (90,313)     (55,721)

Other income (expenses):

Interest income                         21,034       41,867
Partnership management                 (72,233)     (77,415)
                                       (51,199)     (35,548)

NET (LOSS)                         $  (141,512)  $  (91,269)

Net (loss) attributable to
 General Partner (1%)              $    (1,415)  $     (913)

Net (loss) attributable to
 Limited Partners (99%)               (140,097)     (90,356)

                                   $  (141,512)  $  (91,269)

Net (loss) per Limited
 Partner Interest                  $     (8.02)  $    (5.17)

See Notes to Financial Statements
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

       (Unaudited as to the Three Months Ended March 31, 1995)

                          Limited     General      Limited
                         Partnership  Partner     Partners'
                          Interests   Capital      Capital     Total


BALANCES AT 12/31/93      17,466.31   $(41,343) $ 6,623,372  $ 6,582,029

Distributions to Partners               (6,134)    (873,321)    (879,455)

Net (loss) for the year                (13,144)  (1,301,265)  (1,314,409)

BALANCES AT 12/31/94      17,466.31   $(60,621) $ 4,448,786  $ 4,388,165
Distributions to Partners               (1,000)    (218,330)    (219,330)

Net (loss) for the period               (1,415)    (140,097)    (141,512)

BALANCES AT 3/31/95       17,466.31   $(63,036) $ 4,090,359  $ 4,027,323


() denotes deficit or deduction.


 See Notes to Financial Statements.
                  STATEMENTS OF CASH FLOWS - (UNAUDITED)

                   For The Three Months Ended March 31,

                                           1995            1994

CASH PROVIDED FROM OPERATIONS           $  156,957      $  226,426

INVESTING ACTIVITIES:
Additions to investment property           (21,353)        (39,996)

FINANCING ACTIVITIES:
Principal payments on mortgage notes       (22,049)        (45,809)
Draw on line of credit note                120,000         100,000
Distributions paid to limited partners    (218,330)       (218,330)

NET CASH (USED IN) FINANCING ACTIVITIES   (120,379)       (164,139)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                                15,225          22,291

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                                  16,415         212,257

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   $   31,640     $   234,548

Supplementary disclosure of cash flow information:

          Interest paid                 $  181,556     $   490,015
          Income taxes paid                      0               0


See Notes to Financial Statements





Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue from rental income was $1,414,521 in the quarter ended March 31, 1995, compared to $1,723,962 for the same period of 1994.

The comparative presentation of operations reflects the operation of a different number of apartment units during the respective periods. The prior year period includes a full three months operations for Ashley Pointe Apartments which was exchanged in
April 1994 and therefore is not included in the current period operations. The three other properties were owned and operated in both periods. For comperative purposes, the following table presents the operating figures to give recognition to this change in units:
                             Three Months Ended March 31
                     1995                   1994
                   Three       Three          Ashley
                   Properties  Properties     Pointe        Total
Rental Income      $1,415,000  $1,471,000   $  253,000   $1,724,000
Operating Expense:
Operating             669,000     619,000      155,000      774,000
Real estate taxes     188,000     195,400       18,600      214,000
Interest              369,000     412,000       40,000      452,000
Depreciation          275,000     280,400       54,600      335,000
Amortization            4,000       4,000            0        4,000
Total               1,505,000   1,510,800      268,200    1,779,000
(Loss) from
investments
properties         $  (90,000) $  (39,800)  $  (15,200)  $  (55,000)

Operating revenue from rental operations decreased 17.9% (down $309,000) from the comparative quarter. This decrease is primarily attributable to the sale of Ashley Pointe Apartments which had revenue of $253,000 in the prior year period. Rental income decreased at Town Place 6.8% (down $28,000). Revenue from The Meadows II decreased significantly by $78,000 (16%) primarily due to a drop in occupancy, which was caused by competition in the area from new residential construction offering rental incentives. Revenues from Pelican Sound increased $50,000 (8.8%). In the first quarter of 1995, Pelican Sound generated $615,000 (43.5%) of the operating revenue, The Meadows II generated $413,000 (29.2%), and Town Place generated $387,000 (27.3%).

The average monthly gross potential rent per unit at the Apartments for the first quarter of 1995, and the comparative period in 1994 is set forth below:

                          Number
                         of Units      1995        1994

Pelican Sound               379        $551        $532
The Meadows II              316        $568        $556
Town Place                  240        $554        $545
Ashley Pointe               200         N/A        $485
All Rental Units                       $558        $533

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the quarter ended March 31, 1995, and the comparable period in 1994, is set forth below:

                                  Three Months Ended
                                  3/31/95     3/31/94

Pelican Sound                       96.3%       92.7%
The Meadows II                      76.5%       92.7%
Town Place                          96.5%       97.3%
Ashley Pointe                       N/A         87.3%
All Rental Units                    89.5%       92.8%

The range of occupancy levels at the Apartments for the three month period ended March 31, 1995, and the comparable period in 1994, is set forth below:





                                  Three Months Ended
                                  3/31/95     3/31/94

Pelican Sound                     95.7-96.9%  91.1-94.3%
The Meadows II                    74.5-80.0%  91.0-94.1%
Town Place                        95.5-97.0%  96.7-97.9%
Ashley Pointe                        N/A      86.9-87.8%
All Rental Units                  89.2-91.1%  92.6-93.0%

Total rental expenses before depreciation and debt service in the three month period ended March 31, 1995 decreased by $131,000, from $988,000 to $857,000, compared to the same period of 1994. The decrease was comprised of decreases from Ashley Pointe ($174,000) and The Meadows II ($13,000), offset by increases from Pelican Sound ($36,000) and Town Place ($20,000).

Net income from rental property operations before debt service and depreciation was approximately $558,000 for the first three months of 1995, compared to $736,000 for the comparative period, a decrease of approximately $178,000. The decrease was comprised of decreases from Ashley Pointe ($80,000), The Meadows II ($64,000), and Town Place ($48,000), offset by an increase at Pelican Sound of $14,000.

As a result of the foregoing, net operating income before depreciation and debt service was $558,000 for the quarter compared to $736,000 for the comparative quarter. For the quarter, Pelican Sound contributed $241,000 (43.2%) of net operating income before depreciation and debt service; The Meadows contributed $153,000 (27.5%); and Town Place contributed $164,000 (29.3%).

Interest expense decreased $83,000 from the comparative period in 1994, from $452,000 to $369,000.

The net income before debt service from real estate activities is partially sheltered by deductions for depreciation which do not affect cash flow. Depreciation decreased $60,000 from 1995 to 1994 for the respective three month periods, and included $54,600 for Ashley Pointe not in the current year.

The Partnership's net other expenses increased in 1995 by approximately $16,000. Interest income decreased $21,000, offset by a decrease in partnership management expenses of $5,000. The decrease in interest earned is primarily attributable to a smaller investment portfolio, which in 1994 included the $4 million of bank certificates of deposit pledged against the Town Place mortgage loan of $4 million.

As a result of the foregoing, the Partnership's net loss for the quarter ended March 31, 1995 was $142,000, compared to a loss of $91,000 in the same period of 1994. Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended March 31, 1995 and 1994 was $137,000 and $248,000, respectively of which $39,000 could be attributed to Ashley Point for the prior year.

The Partnership intends to acquire additional apartment complexes and may trade one or more of the Apartments if such transaction would improve net operating income.

Liquidity and Financial Condition

At March 31, 1995 there was $327,000 of cash and cash equivalents and escrow deposits available to pay liabilities compared to $195,000 available at December 31, 1994.

During the first three months of 1995, cash and cash equivalents increased by $15,000. During the period $157,000 was generated by operating activities, while approximately $21,000 was used in investing activities, and approximately $120,000 was used in financing activities as shown herein on the Statements of Cash Flows.

Operations provided cash flow which was used to partially fund the cash distributions paid to the Limited Partners of $218,000. The Partnership borrowed $120,000 on its line of credit to fund the balance of the cash distributions, to make the principal reductions of $22,000 and to make capitalized improvements to investment properties of $21,000. Day-to-day operating expenses are presently being funded from operations and do not require the use of cash reserves.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of Cash Flow less amounts set aside for Reserves. In January the Partnership paid to the Limited Partners the December declaration of $218,330 ($12.50 per Interest) and declared a similar amount payable for the first quarter of 1995 to be paid in April 1995. The distribution payable to the General Partner of $1,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount.

During the first three months of 1995 total liabilities increased by $246,000. The increase in liabilities is attributable to an increase in accounts payable and accrued taxes of $167,000, an increase in the bank line-of-credit note of $120,000, an increase in accrued interest of $1,800, and an increase in distributions payable of $1,000, offset by decreases of $7,900 of tenant security deposits, a decrease in mortgage notes payable of $22,000, and a decrease in payables to affiliates of $14,000.

The outstanding principal balance on mortgage notes was reduced by $22,049 during the quarter. Scheduled mortgage debt principal reductions are approximately $2,572,000 over the balance of the year, including the balloon payment of $2.5 million on the Town Place mortgage note due December 1995. The $10 million note on Pelican Sound requires payments of interest only until January 1, 1996, at which time payments of principal will also be required. The Partnership intends to satisfy the $2.5 mortgage loan on Town Place prior to the December due date by refinancing the debt.

Partners' Capital decreased by $360,000 during the first three months of 1995 due to the net loss for financial reporting purposes of approximately $141,000 and cash distributions declared payable to the partners of $219,000.
Restricted funds of $1,135,736 are held in escrow by the qualified intermediary of the Ashley Pointe exchange. The funds are to be used to acquire a replacement property and complete the like-kind exchange. However, they may also be used to provide additional liquidity, if neccesary, until a replacement property is acquired.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Company did not filed a report on Form 8-K during the three months ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DECADE COMPANIES INCOME PROPERTIES -
                                      A LIMITED PARTNERSHIP
                                      (Registrant)

                                            By: DECADE COMPANIES
                                                (General Partner)

Date:    May 12, 1995                By:/s/ Jeffrey Keierleber
                                        Jeffrey Keierleber
                                        General Partner and Principal
                                        Financial and Accounting Officer
                                        of Registrant