Form 10-Q
period 1995-09-30
DECADE COMPANIES INCOME PROPERTIES
filed 1995-11-08
CIK 775840

UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For quarterly  period ended September 30, 1995

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

                              INDEX

                        September 30, 1995

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited as to
          September 30, 1995 and the three month and nine month periods then ended).


          Condensed Balance Sheets at September 30, 1995,
          and December 31, 1994.                            3

          Condensed Statements of Operations for the three
          month and nine month periods ended September 30,
          1995 and 1994.                                         4

          Statements of Changes in Partners' Capital
          for the nine months ended September 30, 1995 and
          the year ended December 31, 1994.                 5

          Statements of Cash Flows for the nine months
          ended September 30, 1995 and 1994.                6

          Notes to Financial Statements (Unaudited as to
          information pertaining to the financial statements
          as of and for the three month and nine month
          periods ended September 30, 1995                  7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                  13

SIGNATURES                                                 14

                      PART I. FINANCIAL INFORMATION

                     Item 1. Financial Statements

                        CONDENSED BALANCE SHEETS

                                 September 30            December 31
                                      1995                  1994
                                  (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents         $   292,951            $    16,415
Restricted cash                       490,623              1,117,531
Escrow deposits                       448,698                178,881
Prepaid expenses and other assets      32,677                 37,805

       Total Current Assets         1,264,949              1,350,632

INVESTMENT PROPERTIES, AT COST:    30,877,606             30,749,902
Less: accumulated depreciation     (5,112,273)            (4,282,571)

Net Investment Property            25,765,333             26,467,331

OTHER ASSETS:
Utility deposits                       43,415                 43,415
Debt issue costs, net of accumulated
amortization                           40,524                 52,797
     Total Other Assets                83,939                 96,212

       Total Assets               $27,114,221            $27,914,175

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Line of credit mortgage note
 payable                          $         0            $   100,000
Accounts payable and
 accrued taxes                        697,755                314,388
Tenant security deposits              169,178                166,677
Distributions payable                 221,330                220,264
Accrued interest payable               37,435                 37,872
Payables to affiliates              3,427,153              3,386,016
Mortgage notes payable             19,244,838             19,300,793
     Total Liabilities             23,797,689             23,526,010

PARTNERS' CAPITAL:
General Partner Capital               (68,790)               (60,621)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--17,466.31 Interests   3,385,322              4,448,786

Total Partners' Capital             3,316,532              4,388,165

Total Liabilities and
 Partners' Capital                $27,114,221            $27,914,175

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.


             CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                           Three Months Ended     Nine Months Ended

                          9/30/95    9/30/94      9/30/95     9/30/94

Operating revenue:

Rental income          $1,421,601  $1,442,112   $4,205,644  $4,700,083

Operating expenses       (849,024)   (835,764)  (2,539,067) (2,664,648)

Net operating income      572,577     606,348    1,666,577   2,035,435
Interest expense         (378,312)   (434,893)  (1,121,532) (1,312,240)
Depreciation             (279,400)   (283,900)    (829,700)   (956,281)
Amortization               (4,091)     (4,076)     (12,273)    (12,228)
Net income (loss) from
 investment property      (89,226)   (116,521)    (296,928)   (245,314)

Other income (expenses):
Forfeiture Fee                        100,000                  100,000
Interest income             4,776      31,260       40,061     126,029
Partnership management    (36,993)    (46,440)    (155,733)   (176,298)
                          (32,217)     84,820     (115,672)     49,731

NET (LOSS)             $ (121,443) $  (31,701)    (412,600)   (195,583)

Net Income (loss)
 attributable to
 General Partner (1%)  $   (1,214) $     (317)  $   (4,126) $   (1,956)

Net Income (loss)
 attributable to
 Limited Partners (99%)  (120,229)    (31,384)  $ (408,474) $ (193,627)

                       $ (121,443) $  (31,701)  $ (412,600) $ (195,583)

Net (loss) per Limited
 Partner Interest      $    (6.88) $    (1.80)  $   (23.39) $   (11.09)

See Notes to Financial Statements
               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

      (Unaudited as to the Nine Months Ended September 30, 1995)

                                    General      Limited
                                    Partner      Partners'
                                    Capital      Capital     Total

BALANCES AT 12/31/93               $(41,343)  $ 6,623,372  $ 6,582,029

Distributions declared to Partners   (6,134)     (873,321)    (879,455)

Net (loss) for the year             (13,144)   (1,301,265)  (1,314,409)

BALANCES AT 12/31/94               $(60,621)  $ 4,448,786  $ 4,388,165

Distributions declared to Partners   (4,043)     (654,990)    (659,033)

Net (loss) for the period            (4,126)     (408,474)    (412,600)

BALANCES AT 9/30/95                $(68,790)  $ 3,385,322  $ 3,316,532





See Notes to Financial Statements.
                 STATEMENTS OF CASH FLOWS - (UNAUDITED)

                 For The Nine Months Ended September 30,

                                           1995            1994

CASH PROVIDED FROM OPERATIONS           $ 589,320     $  925,350

INVESTING ACTIVITIES:
Additions to investment property         (127,704)      (118,134)
Proceeds from Ashley Pointe transaction         0      2,981,166
Net proceeds paid to exchange facilitator       0     (1,094,531)
Transfer from restricted cash account     626,908              0

NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                               499,204      1,768,501

FINANCING ACTIVITIES:
Principal payments on mortgage notes      (55,955)    (1,996,742)
Proceeds from line of credit note         120,000        100,000
Payment on line of credit note           (220,000)             0
Distributions paid to partners           (656,033)      (654,990)
Payment of loan fees                            0         (1,107)
NET CASH (USED IN) FINANCING ACTIVITIES  (811,988)    (2,552,839)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                              276,536        141,012

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                                 16,415        212,257

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                  $  292,951    $   353,269



Supplementary disclosure of cash flow information:

          Interest paid                $1,099,106    $ 1,303,951
          Income taxes paid                     0              0

See Notes to Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue from rental income was $1,421,601 in the quarter ended September 30, 1995, compared to $1,442,112 for the same period of 1994. For the nine month period ended September 30, 1995 rental income decreased 10.5% from the comparable 1994 period.

The comparative presentation of operations reflects the operation of a different number of apartment units during the respective periods. The prior year period includes a full three months plus a partial month operations for Ashley Pointe Apartments which was exchanged in April 1994 and therefore is not included in the current period operations. The three other properties (Pelican Sound, The Meadows II and Town Place) were owned and operated in both periods. For comparative purposes, the following table presents the operating figures for the nine month periods to give recognition to this change in units:

                    Nine Months Ended September 30
               1995                   1994
               Three       Three          Ashley
               Properties  Properties     Pointe        Total
                             (in thousands)


Rental Income       $4,206      $4,379       $ 321       $4,700

Operating Expense:
Operating            2,539       2,437         228        2,665
Interest             1,122       1,257          55        1,312
Depreciation           830         846         110          956
Amortization            12           9           3           12
Total                4,503       4,549         396        4,945
(Loss) from
investment
properties          $ (297)     $ (170)      $ (75)      $ (245)

For the three properties owned in each period, a decline in rental income is the most significant change in operations. Interest expense decreased due to reduced mortgage debt. The following table shows the amount of rental income for each of the properties for the three and nine month periods of 1995, and the dollar amount of change and percent of change from the comparative period.

                    Three Months Ended          Nine Months Ended
                September 30, 1995             September 30, 1995
                       Increase (decrease)            Increase (decrease)
               Revenue   from prior year    Revenue    from prior year
               Amount    Amount    Percent  Amount     Amount    Percent
                    (in thousands)                (in thousands)

Pelican Sound $  601      $ (15)    (2.4%)   $1,825    $   45       2.5%
Meadows II       443        (46)    (9.2%)    1,236      (222)    (15.2%)
Town Place       377         40     11.8%     1,145         4       0.3%
Ashley Pointe      0          0                   0      (321)   (100.0%)
Total         $1,422      $ (21)    (1.4%)   $4,206    $ (494)    (10.5%)

The cumulative increase at Pelican Sound is attributable to increased gross potential rent and increased occupancy. The decrease at The Meadows II is primarily attributable to a significant decrease in occupancy caused by competition in the area from new residential construction offering rental incentives. Occupancy at The Meadows II increased from 71.4% in July to 87.8% in September. Occupancy at Town Place has improved from 90.6% in July to 94.7% in September to show a slight cumulative increase in rental income.

The average monthly gross potential rent per unit for the three and nine month periods ended September 30, 1995, and the comparable periods in 1994 are set forth below:

                Number     Three Months Ended   Nine Months Ended
                of Units   9/30/95    9/30/94   9/30/95   9/30/94

Pelican Sound     379         $559       $541      $555     $536
The Meadows II    316         $567       $562      $569     $558
Town Place        240         $563       $550      $559     $548
Ashley Pointe     200          N/A        N/A       N/A     $485
All Rental Units              $563       $550      $561     $541

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the three and nine month periods ended September 30, 1995, and the comparable periods in 1994 are set forth below:

                   Three Months Ended         Nine Months Ended
                   9/30/95    9/30/94         9/30/95    9/30/94

Pelican Sound      92.8%       94.4%           93.9%      93.1%
The Meadows II     81.1%       90.5%           76.2%      91.7%
Town Place         92.3%       90.6%           93.7%      93.6%
Ashley Pointe        N/A         N/A             N/A      85.7%
All rental units   88.7%       92.1%           87.8%      92.2%

The range of occupancy levels at the Apartments for the three and nine month periods ended September 30, 1995, and the comparable periods in 1994 are set forth below:

                    Three Months Ended        Nine Months Ended
                    9/30/95     9/30/94       9/30/95     9/30/94

Pelican Sound    91.8-93.6%  92.9-95.3%   90.0-96.9%   91.1-95.3%
The Meadows II   71.4-87.8%  89.8-91.7%   69.8-87.8%   88.8-94.5%
Town Place       90.6-94.7%  88.8-92.8%   90.6-97.0%   88.8-97.9%
Ashley Pointe           N/A         N/A          N/A   80.7-87.8%
All rental units 84.5-91.9%  90.8-92.7%   83.4-91.9%   90.8-93.0%

Total rental expenses before depreciation and debt service in the three month period ended September 30, 1995 increased by $13,000, from $836,000 to $849,000, over the same period of 1994. The increase was comprised of increases from Town Place ($31,000), The Meadows II ($5,000), and Ashley Pointe ($3,000), offset by a decrease for Pelican Sound of $26,000. For the nine month period the total rental expense decreased $126,000 from the prior period. This was comprised of a decrease of $228,000 for Ashley Pointe, offset by increases at Town Place of $55,000, at Pelican Sound of $42,000, and at The Meadows II of $5,000.

Net operating income from rental property operations was approximately $572,000 for the third quarter of 1995, compared to $606,000 for the comparative period, a decrease of approximately $34,000. The decrease was comprised of decreases from The Meadows II ($50,000), and Ashley Pointe ($4,000), offset by increases from and Pelican Sound of $11,000, and Town Place of $9,000.

For the nine month period the net operating income from rental property operations decreased $369,000 compared to the prior comparative period. The decrease was comprised of decreases for The Meadows II of $227,000, for Town Place of $52,000 and for Ashley Pointe of $93,000, offset by an increase for Pelcian Sound of $3,000.

For the third quarter, Pelican Sound contributed $254,000 (44%) of net operating income; The Meadows II contributed $172,000 (30%); and Town Place contributed $146,000 (26%) for a total of $572,000. For the nine month period Pelican Sound contributed $748,000 (45%); The Meadows II contributed $439,000 (26%); and Town Place contributed $479,000 (29%) for a total of $1,666,000.

Interest expense decreased $57,000 from the comparative third quarter period in 1994, from $435,000 to $378,000. For the nine month period interest decreased $191,000 from $1,312,000 to $1,121,000.

The net income before debt service from real estate activities is partially sheltered by deductions for depreciation which do not affect cash flow. Depreciation decreased $4,500 from 1995 compared to 1994 for the third quarter periods. For the nine month period depreciation decreased $127,000 from 1995 compared to 1994 and included $110,000 for Ashley Pointe in the prior year with none in the current year.

For the third quarter interest income decreased $26,000 and Partnership management expenses decreased $9,000. For the nine month period interest income decreased $86,000 and Partnership management expenses decreased $21,000. The decrease in interest earned is primarily attributable to a smaller investment portfolio, which in 1994 included the $4 million of bank certificates of deposit pledged against the Town Place mortgage loan of $4 million. The 1994 periods include a forfeiture fee income of $100,000 from the proposed sale of Town Place.

As a result of the foregoing, the Partnership's net loss for the quarter ended September 30, 1995 was $121,000, compared to a loss of $32,000 in the same period of 1994. Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended September 30, 1995 and 1994 was $162,000 and $256,000, respectively. For the nine month period the net income exclusive of depreciation and amortization was $429,000 for the current year and $773,000 for the prior year of which $37,000 could be attributed to Ashley Pointe.

Liquidity and Financial Condition

At September 30, 1995 there was $741,600 of unrestricted cash and cash equivalents and escrow deposits available to pay liabilities compared to $195,300 available at December 31, 1994.

During the first nine months of 1995, cash and cash equivalents increased by $276,000. During the period $589,000 was generated by operating activities, while approximately $499,000 was provided by investing activities, and approximately $812,000 was used in financing activities as shown herein on the Statements of Cash Flows.

During the first nine months of 1995 total liabilities increased by $272,000. The increase in liabilities is attributable primarily to an increase in accounts payable and accrued taxes of $383,000, an increase in tenant security deposits of $3,000, an increase in payables to affiliates of $41,000, an increase in distributions payable of $1,000, offset by a decrease in mortgage notes payable of $56,000, and a net decrease in the line of credit loan of $100,000.

Partners' Capital decreased by $1,071,600 during the first nine months of 1995 due to the net loss for financial reporting purposes of approximately $412,600 and cash distributions declared payable to the partners of $659,000.

During the nine months ended September 30, 1995, operations provided cash flow which was used to partially fund the cash distributions paid to the partners of $656,000. The restricted cash account was reduced by $627,000 to provide additional liquidity. The Partnership borrowed an additional $120,000 on its line of credit but repaid the total loan of $220,000 in the second quarter using funds from the restricted cash account because the interest earned on the funds was less than the interest due on the line of credit loan. Mortgage note principal reductions of $56,000 and capitalized improvements to investment properties of $128,000 were made in 1995.

On a short term basis day-to-day operating expenses are presently being funded from operations and do not require the use of cash reserves. All cash generated by operations is distributed to the partners. However, other sources of funds are required for capital improvements and loan principal reductions.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of Cash Flow less amounts set aside for Reserves. In July the Partnership paid to the Limited Partners the June declaration of $218,330 ($12.50 per Interest) and declared a similar amount payable for the third quarter of 1995 to be paid in October 1995. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount.

The outstanding principal balance on mortgage notes was reduced by $56,000 during the first nine months. Scheduled mortgage debt principal reductions are approximately $2,516,000 over the balance of the year, including the balloon payment of $2.5 million on the Town Place mortgage note due December 1995. The Partnership intends to satisfy the $2.5 mortgage loan on Town Place prior to the December due date by refinancing the debt. The $10 million note on Pelican Sound requires payments of interest only until January 1, 1996, at which time payments of principal will also be required.

The restricted funds of $490,623 are held in escrow by the qualified intermediary of the Ashley Pointe exchange. The funds are to be used to acquire a replacement property and complete the like-kind exchange. However, they may also be used to provide additional liquidity, if necessary, until a replacement property is acquired.

The Partnership also has a $4,250,000 line of credit from a bank available to provide liquidity.

There are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership. However, the General Partner believes that it is in the best interest of the Partnership to acquire and operate additional residential apartment complexes in order to achieve the principal investment objectives of the Partnership. The Partnership intends to continue to trade one or more of the Apartments if such transaction would inprove net operating income, as originally contemplated in the Prospectus.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Company did not file a report on Form 8-K during the three months ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DECADE COMPANIES INCOME PROPERTIES -
                          A LIMITED PARTNERSHIP
                           (Registrant)

                               By: DECADE COMPANIES
                                   (General Partner)

Date:    November 6, 1995     By:/s/ Jeffrey Keierleber
                                 Jeffrey Keierleber
                                  General Partner and Principal
                                  Financial and Accounting
                                  Officer of Registrant