Form 10-K405
period 1995-12-31
DECADE COMPANIES INCOME PROPERTIES
filed 1996-04-01
CIK 775840

                                   Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549
(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of
          The Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1995
                                 or
[   ]     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                to
                              ----------------  ----------------
Commission file no.: 33-00086

    DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP (exact name of registrant as specified in its charter)

          Wisconsin                         39-1518732
- -------------------------------  ---------------------------------
(State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization

Brookfield Lakes Corporate Center
250 Patrick Blvd., Suite 140
Brookfield, Wisconsin                        53045-5864
- ----------------------------------------     ---------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  414-792-9200

Securities registered pursuant to Section 12(b) if the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  .   No     .
                                               ----       ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Limited Partnership Interests ("Interests") is indeterminable because there is no established market for the Interests.

The number of Interests outstanding of the registrant as of February 28, 1996:
17,466.31.

                           Annual Report on Form 10-K

                                     Index
                          YEAR ENDED DECEMBER 31, 1995
           Dece Companies Income Properties - A Limited Partnership
                            Brookfield, Wisconsin



PART I                                                 Item    Page
Description of Business                                   1      3

Description of Properties                                 2      5

Legal Proceedings                                         3      8

Submission of Matters to a Vote of Security Holders       4      9

PART II

Market for Registrant's Limited Partnership
Interests and Related Partner Matters                     5      9

Selected Financial Data                                   6     10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                       7     11

Financial Statements and Supplementary Data               8     22

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                       9     22

PART III

Directors and Executive Officers of the Registrant       10     22

Executive Compensation                                   11     24

Security Ownership of Certain Beneficial Owners and
Management                                               12     25

Certain Relationships and Related Transactions           13     25

PART IV

Exhibits, Financial Statement Schedules, and Reports
on Form 8-K                                              14     26

Signatures                                                      28

Financial Statements                                            29

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 3


                                     PART I

Item 1.  Description of Business

Decade Companies Income Properties - A Limited Partnership (the "Partnership") is a limited partnership formed in 1985 under the Uniform Limited Partnership Act of the State of Wisconsin to invest in existing residential real properties and to make equity-participating and other loans on income-producing real properties that are secured by first or junior mortgage liens.

The Partnership is engaged solely in the business of owning and operating residential apartments. During 1995, the Partnership owned and operated three apartment complexes consisting of 935 rental apartment units.

The Apartment complexes owned by the Partnership are collectively referred to as "the Apartments" throughout this report. In December 1986 the Partnership acquired Laguna Vista Apartments, a 235-unit apartment complex located in Largo, Florida. In January 1989 the Partnership acquired The Meadows II Apartments, a 316-unit apartment complex located in Madison, Wisconsin. In January 1990 the Partnership acquired Ashley Pointe Apartments, a 200-unit apartment complex located in Orlando, Florida. In February 1990 the Partnership traded Laguna Vista Apartments for Town Place Apartments, a 240-unit apartment complex located in Clearwater, Florida. In June 1992 the Partnership purchased Woodbridge Apartments, a 168-unit apartment complex located in Winter Park (Orlando), Florida. In August 1993 the Partnership traded Woodbridge Apartments, and completed the trade in November 1993, for Pelican Sound Apartments, a 379-unit apartment complex located in St. Petersburg, Florida. In April 1994 Ashley Pointe Apartments was disposed with the intent to trade for a replacement property not yet identified.

The business of the Partnership is not seasonal, although the Partnership's properties may experience cyclical fluctuations in occupancy levels in the rental markets where the apartments are located.

The Partnership is not dependent upon any single tenant or small groups of tenants for its operating success. The loss of any one of or a small group of tenants would not have a material adverse effect. The Partnership does not foresee any events or market trends which would have a materially adverse effect upon the Partnership's revenues, except for increased competition for residents.

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 4

The real estate operation of the Partnership, including the value of its real estate holdings, may be affected by many factors over which the Partnership has limited or no control, among them, changes in general and local economic conditions, interest rate levels, availability and terms of financing, changes in tax laws and fluctuations in operating costs. The principal factors affecting rental rates and occupancy levels include location, ease of access, amenities, and the quality of property management. The Partnership has diversified its investments geographically and competes in several markets including Madison, Wisconsin and Clearwater and St. Petersburg, Florida.

The real estate investment business is highly competitive. The Apartments are in competition for residents with numerous other alternative sources of housing, including apartment complexes owned by affiliates of the General Partner. Many of these competitors may have greater assets than those of the Partnership or may be associated with individuals with broader experience than that of the General Partner. Additional residential rental projects may be built which may compete directly with the Partnership's properties. In addition, demand by purchasers for investment properties of the type owned by the Partnership may increase or decrease. This competition is primarily based on property location, condition, and asking rent. These factors may increase or decrease the price of potential property acquisitions/sales.

During 1995, the Partnership did not employ any individuals. The Apartments are managed by Decade Properties, Inc., an affiliate of the General Partner. Employees of Decade Properties, Inc. perform the on-site management services required to operate and maintain the Apartments. Employees of the General Partner render partnership management services to the Partnership including maintaining investor communications, compliance with tax laws and other governmental agencies, and cash management.

Financial information for the last three years regarding revenue, operating profit or loss, and identifiable assets attributable to each geographic area are presented below. The Partnership operates exclusively in the United States. The Partnership does not make any sales or transfers between geographic areas.

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 5

                                     1995     1994    1993
                                     ----     ----    ----
                                     (amounts in thousands)
Sales to unaffiliated customers:

United States total                $ 5,680  $ 6,100  $ 5,190
St. Petersburg, Florida            $ 2,435  $ 2,372  $   189
Madison, Wisconsin                 $ 1,715  $ 1,916  $ 1,946
Clearwater, Florida                $ 1,530  $ 1,489  $ 1,524
Orlando, Florida                   $   ---  $   323  $ 1,531

Profit or (loss) from investment property operations (after depreciation):

United States total                $  (288) $  (297) $  (229)
St. Petersburg, Florida            $  (234) $  (199) $   (97)
Madison, Wisconsin                 $  (209) $    54  $    (2)
Clearwater, Florida                $   155  $   (76) $    99
Orlando, Florida                   $   ---  $   (76) $  (229)

Identifiable assets:

United States total                $25,534  $26,467  $31,520
St. Petersburg, Florida            $11,339  $11,764  $12,194
Madison, Wisconsin                 $ 8,352  $ 8,648  $ 8,961
Clearwater, Florida                $ 5,843  $ 6,055  $ 6,304
Orlando, Florida                   $     0  $     0  $ 4,061

At the close of business on December 31, 1995, the Partnership's 17,466.31 Interests were held by 1,936 Limited Partners. The General Partner of the Partnership is Decade Companies - A General Partnership (of which Jeffrey Keierleber and Decade 80, Inc. are the general partners). The principal office of Decade Companies is located at 250 Patrick Blvd. Suite 140, Brookfield, Wisconsin 53045-5864, Telephone (414) 792-9200.

Item 2.  Description of Properties

The residential apartment complexes which are owned and operated by the Partnership as of December 31, 1995 are:

                                                           Rental
   Name                           Location                 Units
   ----                           --------                 -----
Pelican Sound             St. Petersburg, Florida           379
The Meadows II            Madison, Wisconsin                316
Town Place                Clearwater, Florida               240

The Meadows II was acquired by the Partnership in January 1989.

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 6

Town Place was acquired in February 1990 and Pelican Sound was acquired as of November 1993.

The Meadows II is pledged as collateral against mortgage encumbrances of approximately $6.7 million. Town Place is pledged as collateral against a mortgage encumbrance of $2.5 million. Pelican Sound is pledged as collateral against a mortgage encumbrance of $10 million.

The average monthly gross potential rent ("GPR") per unit at the Apartments for the month of December and the related occupancy rate ("OR") for December of each year is set forth below:

                Number    December      December      December
               of Units     1995          1994          1993
               --------   --------      --------      --------
                          GPR   OR      GPR   OR      GPR   OR
                          ---   --      ---   --      ---   --
Pelican Sound    379     $564   92%    $549   97%    $531   92%
The Meadows II   316     $560   92%    $566   85%    $557   89%
Town Place       240     $569   92%    $551   90%    $542   93%

A brief description of each property follows:

PELICAN SOUND APARTMENTS
10200 Gandy Boulevard
St. Petersburg, Florida   33702

The apartments were built in 1988 and consist of 379 one and two bedroom air conditioned living units with individual washers and dryers. The units range in size from 505 square feet to 910 square feet. The complex consists of 13 two and three-story wooden frame with brick veneer garden apartment buildings plus a 1,961 square foot clubhouse/leasing office on approximately 21.59 acres. The complex includes a swimming pool with jacuzzi, two tennis courts, 569 parking spaces, and an exercise room available for all residents.

The complex is located in the "Gateway" region of St. Petersburg, on Gandy Boulevard approximately one mile west of the Gandy Bridge. The location provides easy access to both Pinellas and Hillsborough business districts and is considered by the General Partner to be a positive growth area for both commercial and residential developments.

The apartment mix and monthly asking rents at Pelican Sound Apartments is:

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 7


                             Number                Asking Rent
                               of   Square   ------------------------
Style                        Units   Feet    12/95     12/94    12/93
- -----                        -----  ------   -----     -----    -----
One-bedroom/one bath          128    505   $480-495  $475-490 $455-465
One bedroom/one bath          156    700   $565-590  $535-565 $515-545
One-bedroom/one bath/den       27    830   $625-650  $615-645 $605-680
Two-bedroom/two bath           68    910   $695-715  $680-710 $670-700
                              ---
                              379
                              ===

THE MEADOWS II APARTMENTS (PHASES II, III, IV)
201-417 N. Thompson Drive
Madison, Wisconsin  53714

The Meadows Apartments consists of 404 apartment units in 32 two-story buildings covering approximately 24 acres of land. The property was developed in four phases; construction began in late 1976 and was completed in September 1980. On January 17, 1989 the Partnership acquired three of the four phases comprising 316 of the 404 rental units. The other 88 rental units were acquired by an affiliated limited partnership (Decade's Monthly Income & Appreciation Fund). The apartments in Phases II, III, and IV were completed between 1977 and 1980 and consists of one, two, and three-bedroom units in twenty-four buildings. The entire complex has a total of 720 parking spaces for a 1.78:1 ratio of stalls per unit. In addition to the apartment units, the three phases owned by the Partnership have one swimming pool, one lighted tennis court and a play area. Laundry room areas and storage lockers are located in the basement of each building.

The Meadows is located at the southeast corner of the intersection of I-90/94 and Highway 30. The property is situated in a growing residential neighborhood five miles northeast of Madison's Capitol Square. The primary access route is Highway 30 on the north which meets East Washington Avenue. North-south linkages are provided by I-90/94 and Highway 51. Most of the single family homes in the area are newer and range in value from $75,000 to $95,000. Schenk Elementary School is about one-half mile southwest of the property. Public bus transportation is convenient with two bus stops servicing the property's
residents.   The expansion of commercial development on major arterials west of the neighborhood is believed to increase the desirability of the property's location.

The apartment mix and monthly asking rents at The Meadows II Apartments is:

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 8

                             Number                Asking Rent
                               of    Square  ---------------------
Style                        Units    Feet   12/95   12/94   12/93
- -----                        -----   ------  -----   -----   -----
One-bedroom                    88     625   $480-495 $505-515 $495
One-bedroom/deluxe             12     744   $490-505 $520-535 $515-525
Two-bedroom/one bath          192     875   $550-580 $585-605 $575-590
Two-bedroom/1.5 bath/den       12   1,466   $750-850 $795-825 $760-790
Three-bedroom                  12   1,466   $750-850 $805-835 $760-790
                              ---
                              316
                              ===

TOWN PLACE APARTMENTS
2545 N.E. Coachman Road
Clearwater, Florida   33575

The apartments were built in 1985 and consist of 240 one and two bedroom units. The units range in size from 540 square feet to 1,036 square feet. The complex consists of 24 buildings plus an office on approximately 25.7 acres. The complex includes a swimming pool with jacuzzi, two tennis courts, volleyball court, a 6.7 acre lake, clubhouse, 365 parking spaces, and a laundromat for all residents.

The property is on the southside of N. E. Coachman Road approximately one mile from the intersection of U.S. Highway 19 and Route 60. A Wal-Mart retail store is located directly across the street. The area is mostly residential with no industry or factories in the immediate area. Clearwater Beach is seven miles from the property.

The apartment mix and monthly asking rents at Town Place Apartments is:

                      Number                  Asking Rent
                        of   Square  ---------------------------
Style                 Units   Feet   12/95      12/94      12/93
- -----                 -----  ------  -----      -----      -----
One-bedroom/Suite       36    540    $470       $455       $430
One bedroom/Garden      72    720    $515-540   $485-535   $475-525
Two-bedroom/one bath    36    836    $620-635   $580-600   $555-565
Two-bedroom/two bath    96  1,036    $655-725   $630-685   $605-650
                       ---
                       240
                       ===

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 9

Item 4.  Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders during the fourth quarter.

                                    PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Partner Matters

a)  Market Information

There has not been a public market and it is not anticipated that a public market for Limited Partnership Interests in the Partnership will develop. However, the Agreement of Limited Partnership provides that the General Partner may in its sole discretion utilize up to 2% of the gross proceeds of the offering ($360,000) to repurchase Interests tendered to the Partnership by Limited Partners who offer for repurchase fewer than 100 Interests in the aggregate. Accordingly the Partnership repurchased Interests from Limited Partners from 1989 through 1992 until 2% of the gross proceeds of the offering were expended. This repurchase arrangement was intended only to provide a potential for liquidity as to a limited number of Interests and was not intended to provide a market for the Interests in general.

b)  Security Holders

As of February 28, 1996, there were 1,936 Interest holders of record.

c)  Dividends or Similar Distributions

During the last two years, quarterly cash distributions to Limited Partners were declared at the rate of 5% per annum on the original capital investment. Cash distributions declared to the Limited Partners for the two year period ended December 31, 1995 were made as follows:

                                      Amount Distributed
            Period        Date      -----------------------------
            Ended         Paid      Total     Per $1,000 Interest
            ------        ----      -----     -------------------
          03/31/94     04/22/94     $218,330         $12.50
          06/30/94     07/22/94     $218,330         $12.50
          09/30/94     10/21/94     $218,331         $12.50
          12/31/94     01/20/95     $218,330         $12.50
          03/31/95     04/28/95     $218,330         $12.50
          06/30/95     07/25/95     $218,330         $12.50
          09/30/95     10/23/95     $218,330         $12.50
          12/31/95     01/26/96     $218,330         $12.50

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 10


The Agreement of Limited Partnership provides that the Partnership will make quarterly distributions to all partners of Cash Available for Distribution whereby 99% of all distributable cash, as defined in the Agreement of Limited Partnership, will be distributed to the Limited Partners and 1% to the General Partner.

The Partnership expects that comparable cash distributions will continue to be paid in the future. However, the actual level of future cash distributions will depend upon future Cash Flows generated by operations, capital requirements, debt service requirements, financial condition, and working capital requirements.

Item 6. Selected Financial Data

Selected Statement of Operations Data:

                                           Year Ended December 31
                                 1995      1994      1993     1992     1991
                                 ----      ----      ----     ----     ----
                           (in thousands of dollars, except per Interest data)
Revenues associated with
rental properties               $ 5,681   $ 6,100   $ 5,190  $ 4,875  $4,259
                                =======   =======   =======  =======  ======
Income (Loss) from operations
of rental properties            $  (288)  $  (297)  $  (229) $    18  $   66
                                =======   =======   =======  =======  ======
Net Income (Loss)               $  (470)  $(1,314)  $  (327) $  (326) $ (285)
                                =======   =======   =======  =======  ======
Per Limited Partner Interest:

Cash distributions
declared                        $    50   $    50   $    50  $    45  $   70
                                =======   =======   =======  =======  ======
Net Income (Loss)               $   (27)  $   (74)  $   (19) $   (18) $  (16)
                                =======   =======   =======  =======  ======
Selected Balance Sheet Data:

                                        December 31
                        --------------------------------------------
                                 (in thousands of dollars)
                         1995      1994      1993     1992      1991
                         ----      ----      ----     ----      ----


Total Assets            $26,458   $27,914   $36,093  $25,515  $21,473
                        =======   =======   =======  =======  =======
Long-Term Debt          $19,229   $19,301   $25,330  $14,016  $ 9,169
                        =======   =======   =======  =======  =======

Certain matters that materially affect the comparability of the

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 11

information include the purchase of the Woodbridge Apartments in June 1992, the trade of Woodbridge Apartments for Pelican Sound Apartments which commenced in August 1993 and was completed as of November 1993 and the disposition of Ashley Pointe Apartments in April 1994. The fluctuation in total assets reflects not only the real estate transactions, but also the annual depreciation for financial statement purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The financial statements included in Item 8 present the operations and cash flow for the three years ended December 31, 1995, 1994 and 1993 and present the balance sheets as of December 31, 1995 and 1994.

The comparative presentation of operations reflects the operation of a different number of apartment units during each period. The Partnership operated several properties. During the entire three year period presented it operated a 240-unit apartment complex known as Town Place Apartments located in Clearwater, Florida, and a 316-unit apartment complex known as The Meadows II (Phases II, III, and IV) located in Madison, Wisconsin. A 200-unit apartment complex located in Orlando, Florida known as Ashley Pointe Apartments was operated for all of 1993 and for four months in 1994. A 168-unit apartment complex located in Winter Park (Orlando), Florida known as Woodbridge Apartments was operated for eight months in 1993. Woodbridge was exchanged in August 1993 for the 379-unit apartment complex known as Pelican Sound Apartments located in St. Petersburg, Florida which was operated for the month of December 1993 and all of 1994 and 1995.

The cash flow generated by rental operations during 1993, 1994 and 1995 was affected by debt service requirements. The outstanding balance of the mortgage loans on the Meadows II Apartments averaged $6.82 million during the three year period presented. The outstanding balance of the mortgage loan on Ashley Pointe Apartments averaged $1.9 million during the period operated until paid off in April 1994. In August 1993 the Partnership borrowed an additional $4.0 million on Town Place Apartments for a total mortgage debt of $6.5 million.
The $4.0 million loan was paid off in December, 1994 and the $2.5 million loan continues. In August 1993 the $2.5 million mortgage loan on Woodbridge Apartments was paid off as part of the exchange for Pelican Sound Apartments. With the acquisition of Pelican Sound Apartments as of November 1993, a $10 million mortgage loan was assumed and is still owed.

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 12

The use of leverage is intended to assist the Partnership in meeting its investment objective of achieving capital appreciation for the Limited Partners. The total leverage on the three properties at year end is 62.2% of the capitalized cost, compared to 62.8% at the end of 1994, down from 71.6% on four properties at the end of 1993.

The use of mortgage financing creates unrelated business taxable income ("UBTI") for Qualified Plan investors, but it is anticipated that very few qualified plans will receive an allocation of more than $1,000 of UBTI for
federal income tax purposes.    The UBTI for 1995 was approximately $29 per
$1,000 Limited Partner Interest.

The comparative presentation of other income reflects the yield on portfolios that were not of equal size. In August 1993 $4 million was borrowed against Town Place Apartments and was invested in short-term bank certificates of deposit, which were redeemed to pay off the $4 million loan on December 1, 1994.

During 1995, cash and cash equivalents increased by $40,000 from $16,000 at December 31, 1994 to $56,000 at December 31, 1995. During 1995, approximately $656,000 was generated by operating activities, a net amount of $443,000 was provided by investing activities, and approximately $1.06 million was used in financing activities as shown herein on the Statements of Cash Flows.

During 1995, the Exchange Escrow from the Ashley Pointe transaction was reduced by $620,000 to provide funds for investing and financing activities as set forth herein on the Statements of Cash Flows.

Liabilities decreased by approximately $109,000 from $23.5 million at December 31, 1994 to $23.4 million at December 31, 1995. The decrease in liabilities is primarily attributable to the decrease in mortgage notes of $72,000 on The Meadows II and the net reduction of the line-of-credit note to the bank of $100,000. Payables to affiliates increased $23,000 for interest on unpaid fees. The actual payment of fees and accrued interest to the General Partner is restricted as set forth in the Partnership Agreement. Distributions payable to partners increased $1,000 from 1994 to 1995. Other increases in liabilities included security deposits of $3,000, accounts payable of $27,000, and accrued real estate taxes of $9,000.

Partners' Capital decreased by $1,347,000 during 1995. The decrease was attributable to the net loss of $470,000 for financial reporting purposes (after depreciation and amortization of $1,127,000) and $877,000 of distributions declared to the Partners.

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 13

The Partnership is attempting to refinance the $2.5 million mortgage loan on Town Place Apartments. Although a loan commitment has not as yet been executed, it is likely that the new mortgage loan will be obtained in an amount of $6.5 to $6.7 million. If such mortgage loan is obtained, the debt service requirements will have an impact on future operations.

The proposed refinancing of the Town Place mortgage creates an opportunity for the Partnership to better meet its investment objectives. The General Partner believes that continued ownership by the Partnership of its properties is in the long-term best interests of the Limited Partners. Accordingly, the General Partner believes that the Partnership should continue to operate its properties and acquire and operate additional residential apartment complexes in order to achieve the principal investment objectives of the Partnership.

The Partnership Agreement sets termination of the Partnership at December 31, 2005. However, at the time of originating the Partnership, the General Partner anticipated that the Partnership would dispose of its properties and complete liquidation within seven to nine years after the Partnership's acquisition of its investment properties. The Partnership acquired four properties between December 1986 and February 1990. Using these four purchases as a starting point, an estimated termination date was originally contemplated to start as early as February 1997 and as late as February 1999.

Of course, there was no assurance that the start of liquidation of the Partnership's properties would occur by then. The determination of whether a particular property should be sold or otherwise disposed of is made after a consideration of relevant factors, including performance of the property and market conditions, with a view toward achieving the principal investment objectives of the Partnership.

In order for the Partnership to meet its stated investment objectives, the General Partner believes that a sale of any of the properties at this time and a distribution of the proceeds to the Partners would dramatically reduce the chances of the Partnership meeting its investment objectives. While there can be no assurance that the Partnership's properties will appreciate in value from their present level, the General Partner, based on its experience in the real estate industry, believes that such appreciation will occur over time and that continued ownership by the Partnership of its properties is in the long-term best interests of the Partners. There can, of course, be no assurance that such appreciation will occur, or if it does occur, that it will result in any specific

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 14

level of return to the Partners. The General Partner believes that the Partnership may be required to retain the properties for a substantial additional period in order to maximize the potential profit on sale. Therefore, the Partnership may continue to operate its existing three Apartments and possibly trade for another property. Accordingly, liquidation of the Partnership is not anticipated to begin before 1999.

Although the General Partner strongly favors the alternative of continuing and possibly expanding real estate operations, it is evaluating whether the Partnership should use the anticipated net proceeds from refinancing the Town Place mortgage to repurchase Interests from the Limited Partners who desire to sell those Interests, while offering other Limited Partners the option of holding their Interests subject to the potential of future gain or loss. Based upon conversations with Limited Partners from time to time, and their representatives, the General Partner believes that there are certain Limited Partners who desire to sell their Interests immediately for cash in order to obtain liquidity and other Limited Partners who do not need or desire the liquidity and would prefer the opportunity to retain their Interests in order to benefit from any potential future capital appreciation that may be realized from continued operation and eventual sale of the Partnership's property or other properties to be acquired. The General Partner believes that the Limited Partners should be entitled to make a choice between immediate liquidity and continued ownership and, thus, believes that an offer by the Partnership to repurchase its Interests may accommodate the differing goals of both groups of Limited Partners. If this course of action is pursued, it would permit the Limited Partners either to sell their Interests, or to continue holding their Interests subject to the potential of future gain or loss. Limited Partners who choose to tender their Interests would, in effect, be exchanging the certainty and liquidity of a current sale for the potentially higher return (or risk of loss) of continued ownership of their Interests. A decision with respect to any such offer and the use of proceeds from refinancing the Town Place mortgage note is expected to be made in 1996.

Results of Operations

The Statements of Operations present a three-year comparison of operations divided into two separate categories: investment property operations and other income (expenses).

There are certain transactions that have materially effected the comparability of rental revenues and operating expenses. When comparing the results of operations for each year it should be

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 15

noted that Woodbridge Apartments was operated for seven and one-half months in 1993. Pelican Sound Apartments was operated for one month in 1993 and all of 1994 and 1995. Ashley Pointe Apartments was operated for four months in 1994, and all of 1993.

Revenues from 1995 rental operations decreased $419,000 from the prior year, compared to an increase of $910,000 in 1994. The decrease in 1995 was comprised of decreases at Ashley Pointe ($323,000), and The Meadows II ($201,000), offset by increases at Pelican Sound ($63,000) and Town Place
($42,000).   Occupancy of The Meadows II Apartments declined from 80% in
January 1995 to 70% in June. Asking rents at The Meadows II were reduced in July resulting in an increase in occupancy to an 81% average in the third quarter and a 91% average in the fourth quarter, and rent collections for the first quarter of 1996 are now greater than rent collections for any quarter in 1995. Occupancy at The Meadows II stood at 92% at year end. A summary of total operating revenue by apartment site follows:

                             1995          1994           1993
                             ----          ----           ----
Pelican Sound             $2,435,000    $2,372,000     $  189,000
The Meadows II             1,715,000     1,916,000      1,946,000
Town Place                 1,531,000     1,489,000      1,524,000
Ashley Pointe                    ---       323,000        948,000
Woodbridge                       ---           ---        583,000
                          ----------    ----------     ----------
Total                     $5,681,000    $6,100,000     $5,190,000
                          ==========    ==========     ==========

Rental expenses for 1995 before depreciation and debt service decreased $68,000, compared to an increase of $321,000 in 1994. The 1995 decrease was comprised of a decrease at Ashley Pointe ($232,000), offset by increases at Pelican Sound ($83,000), The Meadows II ($48,000) and Town Place ($33,000). A summary of operating expenses before depreciation and debt service by apartment site follows:

                             1995          1994            1993
                             ----          ----            ----
Pelican Sound             $1,436,000    $1,353,000     $  112,000
The Meadows II             1,067,000     1,019,000      1,021,000
Town Place                   875,000       842,000        839,000
Ashley Pointe                    ---       232,000        773,000
Woodbridge                       ---           ---        380,000
                          ----------    ----------     ----------
Total                     $3,378,000    $3,446,000     $3,125,000
                          ==========    ==========     ==========

The decrease in operating revenue of $419,000, offset by the decrease in operating expenses of $68,000, resulted in a $351,000 decrease in net operating income from property operations before depreciation and debt service for 1995 compared to an increase in 1994 of $589,000 over the prior 1993 year. The 1995 decrease was comprised of decreases at The Meadows II ($249,000), Ashley Pointe

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 16


($90,000), and Pelican Sound ($20,000), offset by an increase at Town Place of $8,000. A summary of operating income before depreciation and debt service by apartment site follows:

                              1995         1994           1993
                              ----         ----           ----
Pelican Sound             $  999,000    $1,019,000     $   72,000
The Meadows II               648,000       894,000        925,000
Town Place                   656,000       648,000        685,000
Ashley Pointe                    ---        90,000        175,000
Woodbridge                       ---           ---        203,000
                          ----------    ----------     ----------
Total                     $2,303,000    $2,654,000     $2,065,000
                          ==========    ==========     ==========

Interest expense decreased $228,000 in 1995 compared to an increase of $523,000 in 1994. The decrease in 1995 was comprised of decreases for Town Place ($190,000) and Ashley Pointe ($56,000), offset by an increase for The Meadows II of $18,000.

After considering the effect of interest expense, net income before depreciation was $823,000 in 1995 compared to $946,000 in 1994, and $881,000 in 1993. A summary of net income before depreciation by apartment site follows:

                              1995          1994         1993
                              ----          ----         ----
Pelican Sound             $  277,000    $  297,000     $  15,000
The Meadows II               140,000       407,000       424,000
Town Place                   406,000       208,000       376,000
Ashley Pointe                    ---        34,000        12,000
Woodbridge                       ---           ---        54,000
                          ----------    ----------     ---------
Total                     $  823,000    $  946,000     $ 881,000
                          ==========    ==========     =========

The net income from real estate activities is partially sheltered by deductions for depreciation and amortization which did not affect cash flow. Depreciation and amortization decreased $83,000 from 1993 to 1994 and decreased $132,000 from 1994 to 1995.

As a result, net loss from investment properties operations for 1995 was $288,000, compared to a net loss of $297,000 in 1994, and a net loss of $229,000 in 1993.

Other expense, net of other income, decreased approximately $836,000 in 1995 from 1994 compared to an increase of $919,000 in 1994 from 1993.

The average monthly gross potential rent per unit at the Apartments for the three year period was:

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 17


                   Number
                  of Units       1995        1994         1993
                  --------       ----        ----         ----
Pelican Sound        379         $557        $537         $531
The Meadows II       316         $567        $559         $550
Town Place           240         $561        $548         $535
Ashley Pointe        200          N/A        $485         $484
Woodbridge           168          N/A         N/A         $527

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments. As a general rule the asking rents are the same as the actual rents eventually established by the rental agreements.

The average occupancy level at the Apartments for the three year period was:

                      1995         1994        1993
                      ----         ----        ----
All Apartments         89%          92%         92%
Pelican Sound          93%          94%         92%
The Meadows II         80%          90%         93%
Town Place             93%          93%         95%
Ashley Pointe          N/A          86%         83%
Woodbridge             N/A          N/A         94%

The range of occupancy levels at the Apartments for the years was:

                         1995        1994         1993
                         ----        ----         ----
Pelican Sound         91.3-96.9%  91.1-96.6%   92.0%
The Meadows II        69.8-91.9%  85.1-94.4%   88.5-95.6%
Town Place            90.5-97.0%  88.8-97.9%   90.8-98.0%
Ashley Pointe             N/A     80.7-87.8%   80.1-86.5%
Woodbridge                N/A         N/A      90.1-96.7%

The differences in occupancy levels were primarily related to the Partnership's asking rents compared to other competitors in the market place.

Liquidity

At December 31, 1995 there was approximately $740,000 of cash and cash equivalents and escrow deposits versus total liabilities of approximately $23.4 million. Approximately $2.7 million of mortgage liabilities can be classified as short-term debt, with the balance of $16.5 million as long-term debt. Cash increased

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 18


approximately $40,000 during the year.

Investment property operations generated a profit of $839,000 (before depreciation and amortization of $1,127,000) compared to $962,000 in 1994 and $947,000 in 1993.

Cash flow of $656,000 was generated by operating activities during 1995 as shown on the Statements of Cash Flows in the annual financial statements. The 1995 cash flow was used to make cash distributions to the partners of $876,000. Approximately $620,000 of cash from the Ashley Pointe Exchange Escrow was used to supplement the cash distribution to partners, to make principal reductions on mortgage notes payable of $72,000, to make additions to investment properties of $177,000, to pay debt issue costs of $10,000, and to reduce a bank line-of-credit note by $220,000.

On a short-term basis, rental operations are expected to provide a stream of cash flow. Payment of day-to-day operating expenses is provided by cash flow from operations and does not require the use of cash reserves.

The Partnership intends but is not required to declare cash distributions in 1996 to the Limited Partners at the rate of 5.0% per annum on the original capital investment. This intention will require cash distributions to the limited partners of approximately $873,000 during 1996. It is anticipated that 1996 operations at The Meadows II will improve over the 1995 results to provide additional cash flow available for distribution necessary to maintain the current level of cash distribution.

Scheduled mortgage debt principal reductions are approximately $203,000 in 1996 (excluding a $2.5 million balloon payment due on April 1, 1996 secured by the Town Place Apartments mortgage). It is anticipated that the mortgage debt secured by Town Place will be refinanced during 1996 and a $10,000 security deposit has been paid to a lender to obtain such financing.

The Partnership intends to increase the mortgage debt on Town Place to provide cash reserves to fund the anticipated 1996 capital improvements and scheduled principal reductions, and to provide liquidity.

The $250,000 bank line-of-credit expired in January 1996 and is no longer available to provide liquidity. A $4 million bank loan agreement expires in June 1996, but requires cash collateral of equal amount and therefore cannot be relied upon to provide liquidity. The purpose of such agreement was to assist in the mortgage refinancing of Town Place.

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 19

There are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Capital Resources

At December 31, 1995 no material commitments existed to acquire additional property or to make capital expenditures.

Pursuant to the terms of the Limited Partnership Agreement no Limited Partner shall be subject to assessment nor shall any Limited Partner be personally liable for any debts of the Limited Partnership. The Partnership completed its $18 million offering of Limited Partner Interests in 1988. There are no plans to raise additional capital by selling additional Limited Partner Interests. Such action would require the approval of the Limited Partners.

Environmental Matters

The Partnership is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. U.S. federal environmental legislation having particular impact on the Partnership includes the Toxic Substances Control Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund). The Partnership also is subject to the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency
(EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on the Partnership's operations.

In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violation of these laws and regulations.

The Partnership is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns.

The General Partner is not aware of any hidden or unapparent conditions of the property, subsoil or structural conditions which

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 20

would render the Apartments more or less valuable. The General Partner is not aware of the existence of potentially hazardous materials used in the construction or maintenance of the buildings, such as the presence of urea-formaldehyde foam insulation, and/or the existence of toxic waste, which may or may not be present at the Apartments. The General Partner is not aware of any groundwater contamination, underground methane gas or radon gas. The General Partner believes that the Apartments do not produce air emissions or waste water of environmental concern. The General Partner is not aware of any underground storage tanks. The General Partner is not aware of any incidents of spills, dumping or discharges at the property/or the presence of hazardous substances. A Phase I Environmental Site Assessment has been performed at Pelican Sound and Town Place but has not been performed at The Meadows II.

The Partnership did not have any expenditures in 1995 for environmental capital projects or for operation and maintenance of environmental protection facilities. The Partnership estimates that during 1996 and 1997 no material amount will be spent on capital projects for environmental protection.

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in the economy and the Partnership continues to seek ways to mitigate its impact. To the extent permitted by competition, in general the Partnership passes increased costs on by increasing asking rents over time. Operating revenue associated with rental properties reported in the Partnership's financial statements have varied in the last three years from $5.19 million in 1993 to $6.10 million in 1994 (a 17.5% increase) to $5.97 million in 1995 (a 6.8% decrease). The fluctuating revenue is due to changes in asking rents and changes in the number of rental units available. While

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 21

Ashley Pointe was sold in 1994, the acquisition of Pelican Sound Apartments as of November 1993 increased the number of apartment units available for rent in 1993, 1994 and 1995. Gross potential rent at Pelican Sound was $2,534,000 compared to $2,450,000 in 1994, an increase of 3.4%. Gross potential rent at The Meadows II increased from $2,084,000 in 1993 to $2,122,000 in 1994 (a 1.8%
increase) and to $2,149,000 in 1995 (a 1.3% increase). Gross potential rent at Town Place increased from $1,541,000 in 1993 to $1,582,000 in 1994 (a 2.7%
increase) and to $1,616,000 in 1995 (a 2.1% increase). The Partnership attempts to pass most cost increases through to the residents by adjusting the asking rents for apartments. The General Partner believes that the ability to increase rental rates on apartment units should offset any adverse effects from inflation on the Partnership's cost of operations. The General Partner anticipates that demand for residential rental units in the Madison, Wisconsin and Clearwater and St. Petersburg, Florida areas will remain stable to high.

Real estate held for production is accounted for the same way as productive assets are accounted for in other industries. Such assets are normally carried at historical cost less accumulated depreciation. However, real estate is generally considered to be a hedge against inflation by typically increasing in value rather than depreciating. Appreciation results from both inflation and supply and demand factors. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of replacing the property. Three types of depreciation affect the economic value of the real estate: physical depreciation such as wear and tear, functional depreciation or obsolescence, such as outmoded or poor design, layout or fixtures, and economic depreciation or obsolescence, caused by factors outside the property itself, such as a declining neighborhood. Depreciation for financial statement purposes is the systematic allocation of the cost of a property to separate fiscal periods. Such write-off does not necessarily relate to an actual decline in the value of a property.

The Partnership's investment in the Apartments currently owned was made between January 1989 and November 1993. The various Apartments were constructed over a period of time ranging from 1975 to 1987. The Apartments have an estimated remaining useful life ranging up to 29 years for buildings and improvements as of December 31, 1995. Carpeting, appliances, and other furnishings and equipment are depreciated over five years for financial statement purposes. Capitalized additions will, of course, be replaced at higher costs but this will take a number of years. These new assets will result in higher depreciation charges; but in

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 22

many cases, due to technological improvements, there should be operating cost savings as well. It is not the intention of the Partnership to hold the investment properties until fully depreciated economically. The Partnership considers these matters in setting its pricing policies with respect to asking rents.

The value of the Partnership's Apartments can be affected by inflation in a number of ways. To the extent that general inflation in the economy has the effect of increasing the general level of interest rates, the value of the Partnership's property could be adversely affected, inasmuch as prospective purchasers of the Apartments may be unable to secure suitable financing for their purchase. Also, higher interest rates could affect the ability of the Partnership to secure suitable financing for a replacement property should any Apartments be traded.

Conversely, inflation which results in higher real estate values could serve to enhance the Partnership's revenues, particularly to the extent that when the Partnership elects to sell the Apartments it is thereby able to do so at higher prices.

Inflation had no material effect on the results of operations in 1995, 1994, and 1993.

Item 8.  Financial Statements and Supplementary Data

The response to this Item is submitted in a separate section of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

There have been no disagreements with Ernst & Young LLP, the Partnership's independent auditors, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

(a) Neither the Partnership nor Decade Companies, its General Partner, has a Board of Directors.

(b) & (e) The names, ages and business experience of the general partners of Decade Companies are as follows:

Mr. Jeffrey Keierleber (age 42), graduated with a BBA in 1975 and

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 23

an MBA in 1977 from the University of Wisconsin. Since that time, Mr. Keierleber has worked exclusively in the real estate and real estate syndication fields, and is actively involved in all its aspects, including property management, real estate investment, acquisitions, liquidations, limited partnership management and broker/dealer relations. Mr. Keierleber is responsible for the acquisition of investment property having a market value of over $150,000,000, and has assisted in the structuring of more than 35 limited partnerships. These partnerships have invested in real estate located in the midwest and the southeast.

Mr. Keierleber is a licensed real estate broker and securities agent. He is the sole Director of the Corporate General Partner for various limited partnerships and serves as a co-General Partner in the public limited partnerships sponsored by Affiliates of Decade Companies, and he is a General Partner in all of the non-public limited partnerships sponsored by Affiliates of Decade Companies. Mr. Keierleber is a shareholder, officer, and director of a number of affiliated corporations.

Decade 80, Inc., a corporation wholly owned by Mr. Keierleber, was admitted as a general partner of the General Partner in December 1992. Mr. Keierleber is to sole director and President of Decade 80, Inc. and Mr. Michael G. Sweet is its Secretary.

(c) & (e) The names, ages and business experience of significant employees of the General Partner and its affiliates are as follows:

Mr. Steven Cooper (age 51), is a Certified Property Manager and is Vice-President of Decade Properties, Inc. Mr. Cooper earned his BS Degree at Purdue University in Lafayette, Indiana in 1967. Prior to joining Decade in 1989, Mr. Cooper worked eighteen years in property management.

Mr. Michael G. Sweet (age 46), is a Certified Public Accountant and is the Controller of Decade Companies, Partnership Manager of the Decade-sponsored partnerships, and an officer and/or director of various affiliated entities. Mr. Sweet received a BS degree with an accounting major from Marquette University in Milwaukee, Wisconsin in 1972. Prior to joining Decade in 1982, Mr. Sweet worked ten years in public accounting. Mr. Sweet holds a Series 27 License as a Financial and Operations Principal with Decade Securities Corp. He is a member of both the American Institute of Certified Public Accountants and the Wisconsin Institute of Certified Public Accountants.

(d) There is no family relationship between any of the foregoing individuals.

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 24

(f) Involvement in certain legal proceedings.  None.

Item 11.  Executive Compensation

(a) Cash compensation

                           SUMMARY COMPENSATION TABLE

                                               Long Term Compensation
                                               ----------------------
                      Annual Compensation          Awards          Payout
- ----------------------------------------------------------------------------------
(a)         (b)    (c)      (d)      (e)       (f)        (g)       (h)       (I)
- ----------------------------------------------------------------------------------
                                   Other                Securities
Name                               Annual   Restricted  Under-            All Other
and                                Compen-  Stock       lying      LTIP     Compen-
Principal                          sation   Award(s)    Options/   Payouts   sation
Position   Year  Salary($) Bonus($)   ($)      ($)      SARs ($)     ($)      ($)
- ----------------------------------------------------------------------------------
  (1)                                                                         (2)

Jeffrey
Keierleber  1995   -0-      -0-      -0-      -0-        -0-        -0-      -0-
CEO         1994   -0-      -0-      -0-      -0-        -0-        -0-      -0-
            1993   -0-      -0-      -0-      -0-        -0-        -0-      -0-

     (1) The Partnership does not have a chief executive officer ("CEO"). Jeffrey Keierleber is the individual general partner of the General Partner and serves in the capacity of CEO.

     (2) Entities controlled by or affiliated with Jeffrey Keierleber receive other compensation for services as set forth in Item 13 herein.

(b) Compensation pursuant to plans: No cash or non-cash compensation has been paid or distributed during the last fiscal year to the general partners of Decade Companies.

(c) Other compensation:  None

(d) Compensation of directors.  None.

(e) Termination of employment and change of control arrangement.  None.

(j) Additional Information with Respect to Compensation Committee

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 25

Interlock and Insider Participations.  N/A.

Item 12.  Security  Ownership  of  Certain Beneficial Owners and Management

(a) No person owns of record or is known by the Partnership to own beneficially more than 5% of the outstanding Limited Partnership Interests.

(b) Decade Companies and its partners as a group own the following Limited Partner Interests of the Partnership as of December 31, 1995:

     Title of Class             Amount Owned       Percent of Class
     --------------             ------------       ----------------
Limited Partner Interests          193.04                1.105%

Relatives and affiliates of the General Partner own 35.69 additional
Interests.

(c) Changes in control.  None.

Item 13.  Certain Relationships and Related Transactions

(c) No management person is indebted to the Partnership.

(a, b & d)

Decade Companies, the General Partner of the Partnership, was reimbursed for expenses of $89,962 in 1995.

Decade Properties, Inc., wholly-owned by Jeffrey Keierleber, the Managing General Partner of Decade Companies, the General Partner of the Partnership, manages the Apartments. During 1995 Decade Properties, Inc. earned property management fees of $449,205, reimbursed expenses of $929,883 including the site property management staff, and interest on sales commissions of $28,588 (earned but not paid, and subordinated as set forth in the Partnership Agreement).

The Partnership is required to pay a distributive share of cash flow to the General Partner. When and as quarterly cash distributions are made to the Limited Partners, 99% of all distributable cash, as defined in the Agreement of Limited Partnership, will be distributed to the Limited Partners and 1% to the General Partner. As of December 31, 1995, cash distributions amounting to $3,867 were accrued but not paid to the General Partner. The distributions paid to the General Partner during 1995 amounted to $2,977.

When the Partnership sells or refinances Partnership property, the net sale proceeds resulting therefrom after repayment of any General

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 26

Partner's loan and payment of deferred fees, will be distributed to Limited Partners until such time as they have received a return of their capital investment plus any deficiency in their 6% cumulative priority return. The remaining sale or refinancing proceeds available for distribution will be distributed 88% to the Limited Partners and if, after the foregoing distributions of net sale proceeds, the Limited Partners have not received their capital investment plus a cumulative preference of 10% per annum on their capital investment, they will receive an amount equal to the amount of such deficiency in such return and any balance remaining, not to exceed 12% of the net sale proceeds, will be distributed to the General Partner.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1)  Financial Statements

     The following financial statements of Decade Companies
     Income Properties - A Limited Partnership are included in
     Item 8:

          Balance Sheets, December 31, 1995 and 1994

          Statements of Operations for the years ended
          December 31, 1995, 1994 and 1993

          Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1994, and 1993

          Statements of Cash Flows for the years ended
          December 31, 1995, 1994, and 1993

          Notes to Financial Statements, December 31, 1995

     (2)  Financial Statement Schedules

     The following financial statement schedules of Decade Companies Income Properties - A Limited Partnership are required and the contents have been included in the Financial Statements in Item 8 and the Notes thereto:

     Schedule XI--Real Estate and Accumulated Depreciation.

     Schedule XII--Mortgage Loans on Real Estate

     All other schedules for which provision is made in the

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 27

     applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)  Listing of Exhibits

                                   Description

     Exhibit 3 Certificate of Limited Partnership, previously filed with Registration Statement on August 28, 1985.

     Exhibit 10     Forms of Material Contracts

                    (A) Acquisitions Agreement, previously filed with Registration Statement on August 28, 1985.

                    (B) Management Consulting Agreement, previously filed with Registration Statement on August 28, 1985.

                    (C) Property Management Agreement, previously filed with Registration Statement on August 28, 1985.

     Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K filed in the fourth quarter of 1995.  None.

(c) Exhibits--The response to this portion of item 14 is submitted in Item 14(a)(3) herein.

(d)  Financial Statement Schedules.

The response to this portion of Item 14 is submitted in Item 14 (a)(2) of this report.

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 28

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Decade Companies Income Properties
                       ----------------------------------
                                  (Registrant)

                                Decade Companies
                       ----------------------------------
                                General Partner

March 28, 1996  By /s/ Jeffrey L. Keierleber
                   ----------------------------------
     Dated      Jeffrey L. Keierleber, General Partner of Decade
                Companies

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed in the capacities and on the dates indicated.

March 28, 1996  By /s/ Jeffrey L. Keierleber
                   ----------------------------------
     Dated      Jeffrey L. Keierleber, Principal Executive
                Officer and Principal Financial and Accounting
                Officer of the Registrant

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          YEAR ENDED DECEMBER 31, 1995

           DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP

                             BROOKFIELD, WISCONSIN

Decade Companies Income Properties
Annual Report on Form 10-K
For year ended December 31, 1995
Page 28


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Decade Companies Income Properties
                        -----------------------------------------------------
                                        (Registrant)


                                        Decade Companies
                        -----------------------------------------------------
                                        General Partner


March 28, 1996          By    /s/ Jeffrey L. Keierleber
- ---------------            ----------------------------------------------
   Dated                Jeffrey L. Keierleber, General Partner of Decade
                        Companies


Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed in the capacities and on the dates indicated.


March 28, 1996          By    /s/ Jeffrey L. Keierleber
- ---------------            ----------------------------------------------
   Dated                Jeffrey L. Keierleber, Principal Executive
                        Officer and Principal Financial and Accounting
                        Officer of the Registrant

                                  FINANCIAL STATEMENTS AND
                                  OTHER FINANCIAL INFORMATION

                                  DECADE COMPANIES INCOME
                                  PROPERTIES-A LIMITED PARTNERSHIP

                                  Years ended
                                  December 31, 1995 and 1994

                     Decade Companies Income Properties-
                            A Limited Partnership

                            Financial Statements
                       and Other Financial Information

                   Years ended December 31, 1995 and 1994




                                      CONTENTS

Report of Independent Auditors  . . . . . . . . . . . . . . . . . .      1

Financial Statements

Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . .      2
Statements of Operations  . . . . . . . . . . . . . . . . . . . . .      3
Statements of Changes in Partners' Capital  . . . . . . . . . . . .      4
Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . .      5
Notes to Financial Statements   . . . . . . . . . . . . . . . . . .      6


Other Financial Information

Report of Independent Auditors on Other Financial Information   . .      19
Details of Income (Loss) from Investment Property Operations  . . .      20


                         Report of Independent Auditors

The Partners
Decade Companies Income Properties-A Limited Partnership

We have audited the accompanying balance sheets of Decade Companies Income Properties-A Limited Partnership (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in Partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decade Companies Income Properties-A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


January 26, 1996

                        Report of Independent Auditors

The Partners
Decade Companies Income Properties-A Limited Partnership

We have audited the accompanying balance sheets of Decade Companies Income Properties-A Limited Partnership (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in Partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decade Companies Income Properties-A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 26, 1996

                       Decade Companies Income Properties--
                            A Limited Partnership

                                Balance Sheets



                                                           DECEMBER 31
                                                        1995         1994
                                                    -------------------------
ASSETS
Cash and cash equivalents                           $    56,316  $    16,415
Exchange escrow (Note 4)                                497,390    1,117,531
Prepaid expenses and other assets                       137,820       81,220
Escrow deposits                                         186,703      178,881
Investment properties, at cost:
  Land                                                5,305,536    5,305,536
  Buildings and improvements                         23,308,727   23,304,606
  Equipment                                           2,312,974    2,139,760
                                                    -------------------------
                                                     30,927,237   30,749,902
Less accumulated depreciation                         5,393,539    4,282,571
                                                    -------------------------
                                                     25,533,698   26,467,331
Debt issue costs, net of accumulated amortization
 ($88,193--1995; $71,836--1994)                          46,440       52,797
                                                    -------------------------
                                                    $26,458,367  $27,914,175
                                                    =========================

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Tenant security deposits                          $   169,369  $   166,677
  Accounts payable                                       81,354       53,874
  Accrued real estate taxes                             269,368      260,514
  Accrued interest payable                               37,971       37,872
  Distributions payable                                 221,154      220,264
  Payables to affiliates                              3,409,338    3,386,016
  Note payable to bank                                        -      100,000
  Mortgage notes payable                             19,228,533   19,300,793
                                                    -------------------------
                                                     23,417,087   23,526,010
Partners' capital:
  General Partner (deficit)                             (69,185)     (60,621)
  Limited Partners (interests authorized--18,000;
    interests outstanding--17,466.31 in
     1995 and 1994)                                   3,110,465    4,448,786
                                                    -------------------------
                                                      3,041,280    4,388,165
                                                    -------------------------
                                                    $26,458,367  $27,914,175
                                                    =========================





See accompanying notes.

                      Decade Companies Income Properties--
                            A Limited Partnership

                           Statements of Operations




                                                         YEAR ENDED DECEMBER 31
                                                1995              1994             1993
                                             ---------------------------------------------
Operating revenue associated with
  investment properties:
    Rentals                                     $5,526,011      $ 5,941,610       $5,019,399
    Other                                          154,528          158,286          171,053
                                                --------------------------------------------
                                                 5,680,539        6,099,896        5,190,452
Operating expenses associated with
  investment properties:
    Operating                                    2,336,602        2,394,388        2,264,054
    Administrative                                 300,830          289,678          272,762
    Depreciation                                 1,110,967        1,242,885        1,109,669
    Interest, including amortization of
      debt issue costs                           1,479,874        1,707,904        1,184,747
    Real estate taxes                              740,582          761,975          588,386
                                                --------------------------------------------
                                                 5,968,855        6,396,830        5,419,618
                                                --------------------------------------------
Loss from operations of investment
   properties                                     (288,316)        (296,934)        (229,166)

Other Partnership income (expenses):
  Interest income                                   43,069          177,404           94,736
  Interest on payables to affiliates               (33,550)         (28,764)         (18,259)
  Administrative expenses                         (190,901)        (194,405)        (174,514)
  Loss on disposition of investment property             -       (1,071,710)               -
  Forfeiture fee earned                                  -          100,000                -
                                                --------------------------------------------
                                                  (181,382)      (1,017,475)         (98,037)
                                                --------------------------------------------
Net loss                                        $ (469,698)     $(1,314,409)      $ (327,203)
                                                ============================================

Net loss attributable to General
  Partner (1%)                                  $   (4,697)     $   (13,144)      $   (3,272)
Net loss attributable to Limited
  Partners (99%)                                  (465,001)      (1,301,265)        (323,931)
                                                --------------------------------------------
                                                $ (469,698)     $(1,314,409)      $ (327,203)
                                                ============================================
Net loss per Limited Partnership interest       $   (26.62)     $    (74.50)      $   (18.55)
                                                ============================================





See accompanying notes.

                       Decade Companies Income Properties--
                             A Limited Partnership

                   Statements of Changes in Partners  Capital




                                                        General
                                          Limited      Partner's        Limited
                                        Partnership     Capital        Partners'
                                         Interests     (Deficit)        Capital          Total
                                        --------------------------------------------------------
Balances at January 1, 1993             17,466.31     $(32,010)      $ 7,820,623      $ 7,788,613
Distributions to Partners                       -       (6,061)         (873,320)        (879,381)
Net loss for the year                           -       (3,272)         (323,931)        (327,203)
                                        ---------------------------------------------------------
Balances at December 31, 1993           17,466.31      (41,343)        6,623,372        6,582,029
Distributions to Partners                       -       (6,134)         (873,321)        (879,455)
Net loss for the year                           -      (13,144)       (1,301,265)      (1,314,409)
                                        ---------------------------------------------------------
Balances at December 31, 1994           17,466.31      (60,621)        4,448,786        4,388,165
Distributions to Partners                       -       (3,867)         (873,320)        (877,187)
Net loss for the year                           -       (4,697)         (465,001)        (469,698)
                                        ---------------------------------------------------------
Balances at December 31, 1995           17,466.31     $(69,185)      $ 3,110,465      $ 3,041,280
                                        =========================================================





( ) Denotes deduction or deficit.





See accompanying notes.

                       Decade Companies Income Properties--
                             A Limited Partnership

                            Statements of Cash Flows



                                                                 YEAR ENDED DECEMBER 31
                                                          1995             1994             1993
                                                      ------------------------------------------------
OPERATING ACTIVITIES
Net loss for the year                                 $    (469,698)   $  (1,314,409)    $   (327,203)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation                                              1,110,967        1,242,885        1,109,669
Loss on disposition of investment property                        -          979,610                -
Amortization of debt issue costs                             16,357           16,302           66,910
Changes in operating assets and liabilities:
Prepaid and other assets                                    (56,600)          42,464          (65,579)
Escrow deposits                                              (7,822)           2,686           (6,648)
Security deposits payable                                     2,692          (29,945)          33,274
Accounts payable                                             27,480          (67,453)          50,729
Accrued real estate taxes                                     8,854           (9,407)          (5,332)
Accrued interest payable                                         99          (43,453)          18,369
Payables to affiliates                                       23,322          101,350           37,609
                                                      -----------------------------------------------
Net cash provided by operating activities                   655,651          920,630          911,798

INVESTING ACTIVITIES
Proceeds from disposition of investment property                  -        2,990,181        5,326,313
Withdrawal from (deposit to) Like-Kind Exchange
  Escrow Trust                                              620,141       (1,117,531)               -
Net additions to investment properties                     (177,334)        (159,791)      (2,935,771)
Redemption (purchase) of short-term investments                   -        4,000,000       (4,000,000)
                                                      -----------------------------------------------
Net cash provided by (used in) investing activities         442,807        5,712,859       (1,609,458)

FINANCING ACTIVITIES
Net proceeds from issuance of mortgage note payable               -                -        4,000,000
Proceeds from note payable to bank                          120,000          100,000                -
Payments on note payable to bank                           (220,000)               -                -
Additions to debt issue costs                               (10,000)         (13,606)         (12,500)
Payments on mortgage notes payable                          (72,260)      (6,029,737)      (2,685,753)
Distributions paid to Limited Partners                     (873,320)        (873,320)        (873,320)
Distributions paid to General Partner                        (2,977)         (12,668)               -
                                                      -----------------------------------------------
Net cash provided by (used in) financing activities      (1,058,557)      (6,829,331)         428,427
                                                      -----------------------------------------------

Increase (decrease) in cash and cash equivalents             39,901         (195,842)        (269,233)
Cash and cash equivalents at beginning of year               16,415          212,257          481,490
                                                      -----------------------------------------------
Cash and cash equivalents at end of year              $      56,316    $      16,415     $    212,257
                                                      ===============================================





See accompanying notes.

                       Decade Companies Income Properties--
                             A Limited Partnership

                         Notes to Financial Statements

                               December 31, 1995




1. ORGANIZATION AND BASIS OF ACCOUNTING

ORGANIZATION

Decade Companies Income Properties-A Limited Partnership (the Partnership) was organized as a limited partnership under the laws of the State of Wisconsin pursuant to a Certificate and an Agreement (the Agreement) of Limited Partnership dated June 6, 1985, for the purpose of investing primarily in residential and commercial real property. The Agreement terminates on or before December 31, 2005. The Partnership began operations June 9, 1986. The Partnership operates three residential apartment complexes located in Madison, Wisconsin, Clearwater, Florida, and St. Petersburg, Florida.

The Partnership consists of a General Partner, Decade Companies-A General Partnership, of which Jeffrey Keierleber and Decade 80, Inc. are the general partners, and 1,936 Limited Partners at December 31, 1995.

BASIS OF ACCOUNTING

The Partnership's accounting records are maintained on the basis of accounting utilized for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records adjusted for differences in depreciation methods and related-party transactions. Certain accrual and tax basis amounts are summarized as follows:

                                1995                     1994                     1993
                          ------------------------------------------------------------------------
                          Accrual   Tax          Accrual      Tax         Accrual      Tax
                           Basis    Basis        Basis        Basis       Basis        Basis
                          ------------------------------------------------------------------------
                                                      (In Thousands)
Total assets              $26,474      $26,132      $27,914      $27,574     $36,094      $35,722

Partners' capital
  (deficit):
General Partner               (69)         (60)         (61)         (52)        (41)         (28)
Limited Partners            3,110        6,360        4,449        7,617       6,623        9,659

Net loss:
General Partner                (5)          (4)         (13)         (12)         (3)          (1)

Limited Partners             (465)        (443)      (1,301)      (1,169)       (324)        (136)


                       Decade Companies Income Properties--
                             A Limited Partnership

                   Notes to Financial Statements (continued)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Although estimates are considered to be fairly stated at the time that the estimates are made, actual results could differ from those estimates.

CASH EQUIVALENTS

The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Such investments are carried at cost which approximates market value.

DEPRECIATION

Depreciation is computed by the straight-line method using estimated useful lives of 30 years for the buildings and improvements and 5 years for related equipment.

For federal income tax purposes, the Partnership has adopted various accelerated methods which provide for depreciation of buildings and improvements over 27.5 years and related equipment over 7 years.

FEES TO AFFILIATES

Fees related to the offering, organizational and acquisition stages of the Partnership paid to the General Partner or affiliates, and deferred interest related thereto, are limited to a maximum amount as defined in the Partnership prospectus. The Partnership reached this maximum in 1993. Accordingly, interest was not charged on certain deferred fees (see Note 6) and the acquisition fee on Pelican Sound was limited (see Note 3).

Acquisition fees, mortgage placement and mortgage brokerage fees, property management fees and real estate sales commissions are payable to the General Partner or affiliates of the General Partner. These fees are charged to expense as follows:

                       Decade Companies Income Properties--
                             A Limited Partnership

                   Notes to Financial Statements (continued)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisition Fees

Acquisition fees designated for selection, negotiation and purchase of Partnership properties have been capitalized as investment property and allocated to land, buildings and improvements and equipment based on appraised values. The portions allocated to buildings, improvements and equipment are being depreciated over the respective lives of the buildings, improvements and equipment.

Mortgage Placement and Mortgage Brokerage Fees

Fees for services rendered in locating potential borrowers and investigating their creditworthiness for placement of mortgage loans are payable by the Partnership to the extent not paid by the mortgagor. Any fees paid by the Partnership will be charged to expense over the terms of the mortgage loans.

Property Management Fees

Fees for property management and rental services are being charged to expenses over the period property management services are being performed.

Real Estate Sales Commissions

Fees may be earned for services rendered related to the sale of Partnership property, as defined in the Partnership prospectus. Payment of such fees to an affiliate of the General Partner shall be subordinated to a return to the Limited Partners equal to their original capital contribution plus a 6% per annum cumulative return.

EXPENSES OF OFFERING

Sales commissions, underwriting fees and reimbursed syndication costs paid to the General Partner or affiliates of the General Partner in connection with the capital offering have been recorded as a charge to Limited Partners' capital.

                       Decade Companies Income Properties--
                             A Limited Partnership

                  Notes to Financial Statements (continued)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REIMBURSED EXPENSES

The Partnership reimburses the General Partner and affiliates of the General Partner for the actual cost of goods and materials used by or for the Partnership in the course of performing the general functions of the Partnership. These general functions include accounting, investor communications, investor documentation, legal services, tax services, computer services, risk management, and any other related operational and administrative expenses necessary for the prudent organization and operation of the Partnership.

Reimbursed expenses paid by the General Partner or affiliates of the General Partner on behalf of the Partnership were as follows: Decade Companies ($89,962--1995; $84,471--1994; $68,678--1993) and Decade Properties, Inc.
($929,883--1995; $878,934--1994; $772,494--1993). At December 31, 1995, the
following amounts were unpaid by the Partnership: Decade Companies ($2,949) and Decade Properties, Inc. ($50,270).

ALLOCATIONS AND DISTRIBUTIONS

Pursuant to the Agreement, net income and losses from operations (exclusive of those from the sale or disposition of Partnership properties) are to be allocated 99% to the Limited Partners and 1% to the General Partner. In computing net income and losses from operations, depreciation expense is allocated differently to taxable and nontaxable entities.

Any gains from the sale or disposition of Partnership properties will be allocated: 1) 99% to the Limited Partners and 1% to the General Partner until the cumulative gains are equal to any losses from the sale or disposition of Partnership property for all prior periods; 2) to the Limited Partners until their cumulative gains equal the sum of all sales commissions, underwriting fees, and reimbursed syndication costs for the current year and all prior years, any losses from the sale or disposition of Partnership property for the current year and all prior years, and an amount equal to 6% per annum, cumulative and noncompounded, on the Limited Partners' capital investment minus prior distributions of cash available for distribution or to the extent that prior distributions of sales proceeds exceed the Limited Partners' original capital investment ("priority return") from the

                       Decade Companies Income Properties--
                             A Limited Partnership

                  Notes to Financial Statements (continued)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

inception of the Partnership to the end of the current year; 3) to the General Partner an amount equal to the distributions made to the General Partner under
(iii)(b) below; 4) to the General Partner an amount equal to the distributions made to the General Partner pursuant to (iv) below; 5) to the Limited Partners until cumulative gains allocated to them are equal to (v) below; 6) to the Limited Partners until cumulative gains allocated to them are equal to (vi) below; and 7) to the General Partner until cumulative gains allocated to the General Partner are equal to (vii) below. Any losses from the sale or disposition of Partnership properties will be allocated 99% to the Limited Partners and 1% to the General Partner.

Cash available for distribution, as defined in the Agreement, will be distributed 99% to the Limited Partners and 1% to the General Partner.
Proceeds from the sale or disposition of Partnership properties, if any, remaining after repayment of any General Partner's loan and payment of deferred fees, will be distributed as follows: (i) to the Limited Partners, an amount equal to 100% of their original capital contribution minus any prior distributions of sales proceeds; (ii) to the Limited Partners, an amount to provide their priority return; (iii) to the General Partner an amount equal to the greater of the excess of (a) its capital contribution over the sum of all prior distributions of sales proceeds or (b) 1% of such sales proceeds; (iv) in the case of the sale of any property in which brokerage services are actually performed by the General Partner or an affiliate, to the General Partner or an affiliate, an amount equal to its subordinated real estate commission (generally up to 3% of the aggregated selling price of all properties); (v) of the remaining proceeds, 88% to the Limited Partners; (vi) then, to the Limited Partners, the deficiency, if any, in return of capital plus a cumulative preference of 10% per annum on their capital investment; and (vii) to the General Partner, the remaining balance (not to exceed 12% of the proceeds remaining after the distributions in accordance with (i) through (iv) above).

NET LOSS PER LIMITED PARTNERSHIP INTEREST

Net loss per Limited Partnership interest is based on 99% of net loss as allocated to the Limited Partners divided by the weighted average number of interests outstanding during the year.

                       Decade Companies Income Properties--
                             A Limited Partnership

                   Notes to Financial Statements (continued)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PENDING ACCOUNTING CHANGE

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 addresses situations where information indicates that a company might be unable to recover, through future operations or sale, the carrying amount of long-lived assets. SFAS No. 121 requires that long-lived assets that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. SFAS No. 121 is effective for the Partnership in 1996. The impact to the Partnership's financial statements is not expected to be material.

3. LIKE-KIND EXCHANGE OF INVESTMENT PROPERTY

During 1993 the Partnership traded the Woodbridge Apartments for the Pelican Sound Apartments pursuant to a like-kind exchange under Section 1031 of the Internal Revenue Code. The exchange commenced on August 2, 1993, and was completed as of November 30, 1993. The Woodbridge Apartments were sold on August 2, 1993, to an unaffiliated buyer for a net selling price of $5,400,000. The sale proceeds of $5,326,313 (net of prorations of $73,687) were transferred to a Like-Kind Exchange Escrow Trust specifically reserved for the completion of the like-kind exchange and were not available for distribution. The proceeds in the Like-Kind Exchange Escrow Trust were used as follows: payoff of mortgage note payable and accrued interest on Woodbridge Apartments of $2,516,666, closing costs of $110,075 and purchase of Pelican Sound Apartments of $2,699,572. The Partnership acquired Pelican Sound Apartments for $12,550,000 as of November 30, 1993, within the time period permitted by Section 1031 of the Internal Revenue Code. The Partnership assumed a $10,000,000 mortgage note payable on the investment property (see Note 4). The General Partner earned an acquisition fee from the Partnership of $168,197 for the purchase of Pelican Sound Apartments. An affiliate of the General Partner earned a sales commission of $162,000 on the sale of Woodbridge Apartments. Both fees are unpaid as of December 31, 1995. Because the transaction is considered an exchange for financial reporting purposes, the cost basis of the Pelican Sound Apartments equals the historical cost basis of the Woodbridge Apartments exchanged plus the additional cash paid, net liabilities assumed and fees earned by the General Partner and its affiliate, and no gain or loss was recognized as a result of this transaction.

                       Decade Companies Income Properties--
                             A Limited Partnership

                   Notes to Financial Statements (continued)





4. INVESTMENT PROPERTIES

Investment properties owned at December 31, 1995, are as follows:

                                                                                  Costs Capitalized
                                               Initial Cost to Partnership     Subsequent to Acquisition
                                             -------------------------------------------------------------
                                                          Buildings                Buildings
                                                             and                      and
      Description              Encumbrances      Land    Improvements   Equipment  Improvements  Equipment
- ----------------------------------------------------------------------------------------------------------
                                               (In Thousands)
Meadows II Apartments
  Madison, Wisconsin            $ 6,729        $1,144        $ 9,227      $  442      $ 7         $262

Town Place Apartments
  Clearwater, Florida             2,500         1,518          5,270         252        -          348

Pelican Sound Apartments
  St. Petersburg, Florida        10,000         2,644          8,801         861        4          148
                                -------        ------        -------      ------      ---         ----
                                $19,229        $5,306        $23,298      $1,555      $11         $758
                                =======        ======        =======      ======      ===         ====

                                           Gross Amount at Which Carried
                                ----------------------------------------------------
                                             Buildings and                                 Accumulated
     Description                   Land       Improvements    Equipment        Total       Depreciation
- -------------------------------------------------------------------------------------------------------
                                                          (In Thousands)
Meadows II Apartments
  Madison, Wisconsin               $1,144        $ 9,234        $  704        $11,082          $2,730


Town Place Apartments
  Clearwater, Florida               1,518          5,270           600          7,388           1,544

Pelican Sound Apartments
  St. Petersburg, Florida           2,644          8,805         1,009         12,458           1,119
                                   ------        -------        ------        -------          ------
                                   $5,306        $23,309        $2,313        $30,928          $5,393
                                   ======        =======        ======        =======          ======


                      Description                        Date of Construction      Date Acquired
- --------------------------------------------------------------------------------------------------
Meadows II Apartments, Madison, Wisconsin                In phases through 1980   January 1989

Town Place Apartments, Clearwater, Florida                        1985            February 1990

Pelican Sound Apartments, St. Petersburg, Florida                 1987            November 1993

                       Decade Companies Income Properties--
                             A Limited Partnership

                   Notes to Financial Statements (continued)





4. INVESTMENT PROPERTIES (CONTINUED)

In April 1994, the Partnership disposed of Ashley Pointe Apartments to an unaffiliated buyer for $3,070,000. The net proceeds of $2,990,181 were transferred to a Like-Kind Exchange Escrow Trust (Trust) as it was the Partnership's intent to complete a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code. The proceeds in the Trust were used to pay off the mortgage note payable on Ashley Pointe Apartments and closing costs. Proceeds of $1,094,531 were kept on deposit in the Trust to acquire a replacement property and complete the like-kind exchange. The Partnership did not identify a replacement property in the time permitted under Section 1031 and, as such, a loss of $970,958 was reported for federal income tax purposes and a loss of $979,610 occurred, for financial reporting purposes. Due to contractual arrangement, the $1,094,531 deposit (along with interest earned of $23,000) remained in the Trust as of December 31, 1994, reported as exchange escrow. As of December 31, 1995, $497,390 remains on deposit in the Trust to be used to acquire a replacement property or to provide additional liquidity for the Partnership, if necessary. Funds were withdrawn from the Trust in 1995 to fund the Partnership's financing needs. An affiliate of the General Partner earned a sales commission of $92,100 on the 1994 disposition of Ashley Pointe Apartments resulting in a total loss of $1,071,710 for financial reporting purposes. This fee is unpaid as of December 31, 1995, and is subordinated as set forth in Note 2.

In 1989, the General Partner earned an acquisition fee from the Partnership of $753,688 related to the purchase of the Meadows II Apartments which was capitalized as part of the initial cost of the investment property. The acquisition fee has not been paid as of December 31, 1995.

In 1992, the General Partner earned an acquisition fee from the Partnership of $264,000 related to the purchase of Woodbridge Apartments, which was capitalized as part of the initial cost of the investment property. Woodbridge Apartments was disposed of in August 1993 (see Note 3). The acquisition fee has not been paid as of December 31, 1995.

                       Decade Companies Income Properties--
                             A Limited Partnership

                   Notes to Financial Statements (continued)





4. INVESTMENT PROPERTIES (CONTINUED)

A reconciliation of the cost and accumulated depreciation of the investment properties at December 31 follows:

                                                     1995            1994             1993
                                                    -----------------------------------------
                                                                 (In Thousands)
Cost:
  Balance at beginning of year                      $30,750          $35,387          $27,612
  Acquisition of investment properties                    -                -           12,306
  Additions to investment properties                    178              160              205
  Disposal of investment property                         -           (4,797)          (4,736)
                                                    -----------------------------------------
  Balance at end of year                            $30,928          $30,750          $35,387
                                                    =========================================

Accumulated depreciation:
  Balance at beginning of year                      $ 4,282          $ 3,867          $ 2,923
  Provision for the year                              1,111            1,242            1,110
  Disposal of investment property                         -             (827)            (166)
                                                    -----------------------------------------
  Balance at end of year                            $ 5,393          $ 4,282          $ 3,867
                                                    =========================================

The aggregate cost of the investment properties for federal income tax purposes is $28,045,529 because the acquisition fees and sales commission payable to the General Partner are capitalizable for financial reporting purposes only. The accumulated depreciation for federal income tax purposes was $5,142,113, $4,030,227 and $3,645,760 at December 31, 1995, 1994 and 1993, respectively.

                       Decade Companies Income Properties--
                             A Limited Partnership

                   Notes to Financial Statements (continued)





5. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

                                                                                            DECEMBER 31
                                                                                     1995             1994
                                                                                  ---------------------------
Mortgage note payable in monthly installments of $21,952, including
  interest at 7.5%, with final payment due December 1, 2021.                     $ 3,009,554      $ 3,045,772

Mortgage note payable with interest accruing at 2.48% over the monthly weighted average cost of funds of the bank, adjusted monthly, with maximum and minimum rates of 14.75% and 6.75%, respectively (7.591% at December 31, 1995). Monthly payments of principal and interest are computed annually ($27,890
  commencing January 1, 1996). The final payment is due
  December 10, 2004.                                                               3,718,979        3,755,021

Mortgage note payable with monthly interest installments at 1.0%
  over the prime rate (9.25% at December 31, 1995). The entire
  principal balance is due April 1, 1996.                                          2,500,000        2,500,000

Mortgage note payable with monthly interest installments at 7.0%
  for two years. Monthly installments of $67,184, including
  interest at 7.0%, thereafter, with final payment due December 1,
  1998, unless the term is extended for an additional five years as
  described in the mortgage note agreement.                                       10,000,000       10,000,000
                                                                                 ----------------------------
                                                                                 $19,228,533      $19,300,793
                                                                                 ============================

The 7.5% mortgage note is insured under the National Housing Act and, as a result, the operation of the rental property is subject to the terms of the Regulatory Agreement between the Partnership and the Department of Housing and Urban Development (HUD). The mortgage is secured by the Meadows II property. Under the terms of the Regulatory Agreements, certain actions, including the payment of any distributions to the Partners from surplus cash generated by the Project, require the approval of The Federal Housing Administration as an agent for HUD.

                       Decade Companies Income Properties--
                             A Limited Partnership

                   Notes to Financial Statements (continued)





5. MORTGAGE NOTES PAYABLE (CONTINUED)

The Meadows II, Town Place and Pelican Sound Apartments investment properties and all associated operating revenues are pledged as collateral for the mortgage notes payable. Interest paid with respect to the mortgage notes and other indebtedness was $1,454,778, $1,735,055 and $1,099,588 in 1995, 1994 and
1993, respectively. Aggregate annual maturities of the mortgage notes payable for the five years subsequent to December 31, 1995, are as follows:
$2,703,000--1996; $218,000--1997; $9,881,000--1998; $117,000--1999 and
$126,000--2000.

The Partnership had a $250,000 line of credit from a bank with interest charged on outstanding draws at 6%, expiring January 1995. At December 31, 1994, there was $100,000 outstanding on the line of credit. In January 1995, the line of credit was extended to January 1996 at an interest rate of 8.5%. No amounts are outstanding at December 31, 1995.

6. INCOME TAXES

The Partnership has received an opinion from legal counsel that it will be classified as a partnership for federal income tax purposes. Therefore, Partnership losses or income and taxes attributable thereto will be the responsibility of the various Partners and no provision for income taxes has been made in the Partnership's financial statements.

Differences between the net loss as reported herein and net loss reported for federal income tax purposes arise from timing differences related to depreciation, disposition of investment property and accrual-basis adjustments. The following is a reconciliation of reported net loss and net loss reported for federal income tax purposes:

                                                                YEAR ENDED DECEMBER 31
                                                          1995              1994          1993
                                                       -----------------------------------------
Net loss as reported for financial reporting purposes  $(469,698)      $(1,314,409)    $(327,203)
Add:
Depreciation                                                (917)           22,782       153,057
Loss on disposition of investment property                     -           100,752             -
Accrual basis adjustments                                 23,321             9,250        36,631
                                                       -----------------------------------------
Net loss reported for federal income tax purposes      $(447,294)      $(1,181,625)    $(137,515)
                                                       =========================================

                       Decade Companies Income Properties--
                             A Limited Partnership

                   Notes to Financial Statements (continued)





7. TRANSACTIONS WITH RELATED PARTIES

   Decade Companies and its general partners are general partners for other limited partnerships which have invested in real estate. The Partnership also shares certain management and accounting employees and other expenses with entities that are controlled by Decade Companies and its general partner. The Partnership has executed certain contracts providing for the following fees payable to the General Partner or to affiliates of the General Partner:

   Decade Companies

   Decade Companies earned the following amount from the Partnership: acquisition fees ($168,197--1993). Interest on acquisition fees was not earned by Decade Companies in 1995, 1994 or 1993 due to the fee limitation imposed by the Partnership prospectus (see Note 2). Acquisition fees of $2,146,635 are payable to Decade Companies at December 31, 1995. Such fees were capitalized as part of the cost of the investment properties.

   In addition, the following other items are payable to Decade Companies at December 31, 1995: accrued interest on acquisition fees ($572,467) and mortgage placement fees ($90,246).

   Decade Properties

   Decade Properties earned the following amounts from the Partnership: property management fees ($449,205--1995; $489,960--1994; $399,221--1993), real estate sales commissions ($92,100--1994; $162,000--1993) and interest on sales commissions ($28,588--1995; $26,570--1994; $18,259--1993). Real
   estate sales commissions of $440,700 are payable to Decade Properties at December 31, 1995. Such fees were capitalized into the cost of the investment properties, except for the fee earned on the disposition of Ashley Pointe Apartments of $92,100 (see Note 4).

   In addition, accrued interest on sales commissions ($115,821) is payable to Decade Properties at December 31, 1995.

                       Decade Companies Income Properties--
                             A Limited Partnership

                   Notes to Financial Statements (continued)





7. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Deferred fees payable to affiliates bear interest at the minimum rate required under the Internal Revenue Code (the Code) to avoid imputed interest under the Code and is payable only from sales proceeds, Partnership operations or cash reserves. However, as described above and in Note 2, interest has not been earned on certain deferred fees for 1995, 1994 and 1993.

Charges by affiliated parties in 1996 are estimated by management to approximate $455,000 for property management fees. Interest charges by affiliated parties in 1996 are expected to approximate 1995 amounts.

                          Other Financial Information

         Report of Independent Auditors on Other Financial Information



 The Partners
 Decade Companies Income Properties-A Limited Partnership

 Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                           Ernst & Young LLP

January 26, 1996

                     Decade Companies Income Properties--
                            A Limited Partnership

        Details of Income (Loss) From Investment Property Operations

                        Year ended December 31, 1995




                                                                        MEADOWS II   TOWN PLACE        PELICAN SOUND
                                                                        APARTMENTS   APARTMENTS        APARTMENTS        TOTAL
                                                                    ---------------------------------------------------------------
Operating revenue associated with investment properties:
 Rentals                                                            $1,669,548       $1,482,684        $2,373,779        $5,526,011
 Other                                                                  44,971           47,973            61,584           154,528
                                                                    ---------------------------------------------------------------
                                                                     1,714,519        1,530,657         2,435,363         5,680,539
Operating expenses associated with investment properties:
 Operating                                                             700,655          622,688         1,013,259         2,336,602
 Administrative                                                         96,662           79,351           124,817           300,830
 Depreciation                                                          349,255          251,057           510,655         1,110,967
 Interest, including amortization of debt issue costs                  508,026          249,626           722,222         1,479,874
 Real estate taxes                                                     269,368          172,686           298,528           740,582
                                                                    ---------------------------------------------------------------
                                                                     1,923,966        1,375,408         2,669,481         5,968,855
                                                                    ---------------------------------------------------------------
Income (loss) from investment property operations                   $ (209,447)      $  155,249        $ (234,118)      $  (288,316)
                                                                    ===============================================================

                     Decade Companies Income Properties--
                            A Limited Partnership

        Details of Income (Loss) From Investment Property Operations

                        Year ended December 31, 1994




                                                         MEADOWS II    ASHLEY  POINTE     TOWN PLACE   PELICAN SOUND
                                                         APARTMENTS      APARTMENTS       APARTMENTS     APARTMENTS       TOTAL
                                                         -------------------------------------------------------------------------
Operating revenue associated with investment
 properties:
 Rentals                                                 $1,867,077         $303,457      $1,448,885     $2,322,191     $5,941,610
 Other                                                       49,243           18,964          40,403         49,676        158,286
                                                         -------------------------------------------------------------------------
                                                          1,916,320          322,421       1,489,288      2,371,867      6,099,896
Operating expenses associated with investment
 properties:
 Operating                                                  677,323          198,132         586,266        932,667      2,394,388
 Administrative                                              81,589           10,894          81,818        115,377        289,678
 Depreciation                                               352,189          110,581         284,240        495,875      1,242,885
 Interest, including amortization of debt issue costs       490,197           56,321         439,165        722,221      1,707,904
 Real estate taxes                                          260,514           22,962         173,657        304,842        761,975
                                                         -------------------------------------------------------------------------
                                                          1,861,812          398,890       1,565,146      2,570,982      6,396,830
                                                         -------------------------------------------------------------------------
Income (loss) from investment property operations        $   54,508         $(76,469)     $  (75,858)    $ (199,115)    $ (296,934)
                                                         =========================================================================








21