Form 10-Q
period 1996-03-31
DECADE COMPANIES INCOME PROPERTIES
filed 1996-05-09
CIK 775840

UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For quarterly  period ended March 31, 1996

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

                              INDEX

                          March 31, 1996

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited as to
          March 31, 1996 and the three months
          then ended).

          Balance Sheets at March 31, 1996, and
          December 31, 1995.                                3

          Statements of Operations for the three months
          ended March 31, 1996 and 1995.                    4

          Statements of Changes in Partners' Capital
          for the three months ended March 31, 1996
          and the year ended December 31, 1995.             5

          Statements of Cash Flows for the three months
          ended March 31, 1996 and 1995.                    6

          Notes to Financial Statements.                    7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7 - 10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                  10

SIGNATURES                                                 11

                     PART I. FINANCIAL INFORMATION

                    Item 1. Financial Statements
                            BALANCE SHEETS

                                     March 31           December 31
                                      1996                  1995
                                   (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents         $   235,681            $    56,316
Restricted cash                       227,904                497,390
Escrow deposits                       241,442                186,703
Prepaid expenses and other assets      68,439                 94,405

       Total Current Assets           773,466                834,814

INVESTMENT PROPERTIES, AT COST:    30,959,725             30,927,287
Less: accumulated depreciation     (5,663,339)            (5,393,539)

Net Investment Property            25,296,386             25,533,698

OTHER ASSETS:
Utility deposits                       43,415                 43,415
Debt issue costs, net of accumulated
 amortization                          45,492                 46,440
       Total Other Assets              88,907                 89,855

       Total Assets               $26,158,759            $26,458,367

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                    $   416,830            $   350,722
Tenant security deposits              171,547                169,369
Distributions payable                 222,154                221,154
Accrued interest payable               39,785                 37,971
Payables to affiliates              3,401,446              3,409,338
Mortgage notes payable             19,173,968             19,228,533
     Total Liabilities             23,425,730             23,417,087

PARTNERS' CAPITAL:
General Partner Capital               (71,074)               (69,185)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--17,466.31 Interests   2,804,103              3,110,465

Total Partners' Capital             2,733,029              3,041,280

Total Liabilities and
 Partners' Capital                $26,158,759            $26,458,367

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.



                 STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended March 31

                                       1996        1995

Operating revenue:

Rental income                       $1,477,879   $1,414,521

Operating expenses:

Operating                              664,390      669,221
Real Estate Taxes                      183,540      187,552

      Total                            847,930      856,773

Net income before
 debt service and other
 expenses                              629,949      557,748
Interest expense                      (403,160)    (368,970)
Depreciation                          (269,800)    (275,000)
Amortization of debt issue costs          (949)      (4,091)
Net (loss) from investment property    (43,960)     (90,313)

Other income (expenses):

Interest income                          6,027       21,034
Partnership management                 (50,358)     (72,233)
                                       (44,331)     (51,199)

NET (LOSS)                         $   (88,291)  $ (141,512)

Net (loss) attributable to
 General Partner (1%)              $      (829)  $   (1,415)

Net (loss) attributable to
 Limited Partners (99%)                (88,032)    (140,097)

                                   $   (88,921)  $ (141,512)

Net (loss) per Limited
 Partner Interest                  $     (5.04)  $    (8.02)

See Notes to Financial Statements

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

       (Unaudited as to the Three Months Ended March 31, 1996)

                                 General      Limited
                                 Partner     Partners'
                                 Capital      Capital     Total



BALANCES AT 12/31/94            $(60,621) $ 4,448,786  $ 4,388,165

Distributions to Partners         (3,867)    (873,320)    (877,187)

Net (loss) for the year           (4,697)    (465,001)    (469,698)

BALANCES AT 3/31/95             $(63,036) $ 4,090,359  $ 4,027,323

Distributions to Partners         (1,000)    (218,330)    (219,330)

Net (loss) for the year             (889)     (88,032)     (88,921)

BALANCES AT 3/31/96             $(71,074) $ 2,804,103  $ 2,733,029

() denotes deficit or deduction.


 See Notes to Financial Statements.

                  STATEMENTS OF CASH FLOWS - (UNAUDITED)

                   For The Three Months Ended March 31,
                                           1996            1995

CASH PROVIDED FROM OPERATIONS           $  215,262      $  156,957

INVESTING ACTIVITIES:

Proceeds from exchange escrow  account     269,486            ----

Additions to investment property           (32,488)        (21,353)


Net cash provided by (used in) investing
 activities                                236,998         (21,353)

FINANCING ACTIVITIES:
Principal payments on mortgage notes       (54,565)        (22,049)
Proceeds from line of credit note                0         120,000
Distributions paid to limited partners    (218,330)       (218,330)

NET CASH (USED IN) FINANCING ACTIVITIES   (272,895)       (120,379)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                               179,365          15,225

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                                  56,316          16,415

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   $  235,681      $   31,640

Supplementary disclosure of cash flow information:

          Interest paid                 $  360,400      $  181,556
          Income taxes paid                      0               0

See Notes to Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue from rental income was $1,477,900 in the quarter ended March 31, 1996, compared to $1,414,500 for the same period of 1995, an increase of 4.5%. Rental income was provided by the three sites per the following for the three month period:

                                                   Increase
                      3/31/96        3/31/95      (Decrease)
Meadows II          $  481,400     $  412,600     $   68,800
Town Place             397,700        386,600         11,100
Pelican Sound          598,800        615,300        (16,500)
Total               $1,477,900     $1,414,500     $   63,400

The average monthly gross potential rent per unit at the Apartments for the first quarter of 1996, and the comparative period in 1995 is set forth below:

                          Number
                         of Units      1996        1995
Pelican Sound               379        $564        $551
The Meadows II              316        $560        $568
Town Place                  240        $570        $554
All Rental Units            935        $564        $558

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the quarter ended March 31, 1996, and the comparable period in 1995, is set forth below:
                                  Three Months Ended
                                  3/31/96     3/31/95

Pelican Sound                       94.5%       96.3%
The Meadows II                      91.2%       76.5%
Town Place                          93.3%       96.4%
All Rental Units                    93.1%       89.5%

The range of occupancy levels at the Apartments for the three month period ended March 31, 1996, and the comparable period in 1995, is set forth below:

                                  Three Months Ended
                                  3/31/96     3/31/95

Pelican Sound                     91.5-99.0%  95.7-96.9%
The Meadows II                    90.4-91.7%  74.5-80.0%
Town Place                        93.3-93.7%  95.5-97.0%
All Rental Units                  91.9-94.7%  88.3-91.1%

Total rental expenses before depreciation and debt service in the three month period ended March 31, 1996 decreased by $9,000, from $857,000 to $848,000, compared to the same period of 1995. The decrease was comprised of decreases from The Meadows II ($11,000) and Town Place ($3,000), offset by an increase from Pelican Sound ($5,000).

Net income from rental property operations before debt service and depreciation was approximately $630,000 for the first three months of 1996, compared to $558,000 for the comparative period, an increase of approximately $72,000. The increase was comprised of increases from The Meadows II ($80,000), and Town Place ($14,000), offset by a decrease at Pelican Sound of $22,000.

As a result of the foregoing, net operating income before depreciation and debt service was $630,000 for the quarter compared to $558,000 for the comparative quarter. For the quarter, Pelican Sound contributed $219,000 (35%) of net operating income before depreciation and debt service; The Meadows contributed $234,000 (37%); and Town Place contributed $177,000 (28%).

Interest expense increased 34,200 from the comparative period.

The net income before debt service from real estate activities is partially sheltered by deductions for depreciation which do not affect cash flow. Depreciation decreased $5,000 from 1996 to 1995 for the respective three month periods.

The Partnership's net other expenses decreased in 1996 by approximately $7,000. Interest income decreased $15,000, offset by a decrease in partnership management expenses of $22,000. The decrease in interest earned is primarily attributable to a smaller investment portfolio since the like-kind exchange escrow funds have been used to supplement the cash distributions to partners.

As a result of the foregoing, the Partnership's net loss for the quarter ended March 31, 1996 was $88,000, compared to a loss of $142,000 in the same period of 1995. Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended March 31, 1996 and 1995 was $182,000 and $138,000.

Liquidity and Financial Condition

At March 31, 1996 there was $477,000 of cash and cash equivalents and escrow deposits available to pay liabilities compared to $243,000 available at December 31, 1995.

During the first three months of 1996, cash and cash equivalents increased by $179,000. During the period $215,000 was generated by operating activities, $237,000 was from investing activities and approximately $273,000 was used in financing activities that included payments on the mortgage notes and distributions to partners as shown herein on the Statements of Cash Flows.

Operations provided cash flow which was used to partially fund the cash distributions paid to the Limited Partners of $218,000.
Day-to-day operating expenses are presently being funded from operations and do not require the use of cash reserves.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of Cash Flow less amounts set aside for Reserves. In January the Partnership paid to the Limited Partners the December declaration of $218,330 ($12.50 per Interest) and declared a similar amount payable for the first quarter of 1996 to be paid in April 1996. The distribution payable to the General Partner of $1,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount.

During the first three months of 1996 total liabilities increased by $9,000. The increase in liabilities is attributable to an increase in accounts payable and accrued taxes of $66,000, an increase in accrued interest of $2,000, and an increase in distributions payable of $1,000, an increase in tenant security deposits of $2,000, offset by decreases in mortgage notes payable of $54,000, and a decrease in payables to affiliates of $8,000.

The outstanding principal balance on mortgage notes was reduced by $54,505 during the quarter. Scheduled mortgage debt principal reductions are approximately $2,648,000 over the balance of the year, including the balloon payment of $2.5 million on the Town Place mortgage note due May 15, 1996 (maturity date was extended during the quarter). A financial institution has committed to lend $6.7 million to refinance the $2.5 million mortgage note on Town Place; the excess may be used to repurchase Interests and for other workping capital purposes. The $10 million note on Pelican Sound required payments of interest only until January 1, 1996, at which time payments of principal are also required with payments of $67,185 per month for principal and interest plus tax escrow deposits of $24,000 per month.

Partners' Capital decreased by $308,000 during the first three months of 1996 due to the net loss for financial reporting purposes of approximately $89,000 and cash distributions declared payable to the partners of $219,000.

Restricted funds of $227,904 are held in the exchange escrow. The funds were to be used to acquire a replacement property and complete the like-kind exchange. However, they may also and have been used to provide additional liquidity, if necessary.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Company did not filed a report on Form 8-K during the three months ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DECADE COMPANIES INCOME PROPERTIES -
                               A LIMITED PARTNERSHIP
                                         (Registrant)

                             By: DECADE COMPANIES
                                (General Partner)

Date:    May 10, 1996        By:/s/ Jeffrey Keierleber
                                Jeffrey Keierleber
                                General Partner and Principal
                                Financial and Accounting Officer
                                of Registrant