Form 10-Q
period 1996-06-30
DECADE COMPANIES INCOME PROPERTIES
filed 1996-08-13
CIK 775840

UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For quarterly  period ended June 30, 1996

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

                              INDEX

                          June 30, 1996

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited as to
          June 30, 1996 and the three month and six month periods then ended).

          Condensed Balance Sheets at June 30, 1996, and
          December 31, 1995.                                3

          Condensed Statements of Operations for the three
          month and six month periods ended June 30, 1996
          and 1995.                                         4

          Statements of Changes in Partners' Capital
          for the six months ended June 30, 1996 and the year
          ended December 31, 1995.                          5

          Statements of Cash Flows for the six months
          ended June 30, 1996 and 1995.                     6

          Notes to Financial Statements (Unaudited as to information pertaining to the financial statements as of and for the three month and six month periods
          ended June 30, 1996.                              7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                  14

SIGNATURES                                                 15

                      PART I. FINANCIAL INFORMATION

                     Item 1. Financial Statements

                        CONDENSED BALANCE SHEETS

                                     June 30            December 31
                                      1996                  1995
                                  (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents         $ 4,316,763            $    56,316
Restricted cash                       230,103                497,390
Escrow deposits                       340,953                186,703
Prepaid expenses and other assets      48,142                 94,405

       Total Current Assets         4,935,961                834,814

INVESTMENT PROPERTIES, AT COST:    31,007,546             30,927,237
Less: accumulated depreciation     (5,935,839)            (5,393,539)

Net Investment Property            25,071,707             25,533,698

OTHER ASSETS:
Utility deposits                       43,415                 43,415
Debt issue costs, net of accumulated
 amortization                         248,654                 46,440
Total Other Assets                    292,069                 89,855

       Total Assets               $30,299,737            $26,458,367

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                    $   607,366            $   350,722
Tenant security deposits              168,448                169,369
Distributions payable                 223,154                221,154
Accrued interest payable               45,123                 37,971
Payables to affiliates              3,508,511              3,409,338
Mortgage notes payable             23,319,498             19,228,533
     Total Liabilities             27,872,100             23,417,087

PARTNERS' CAPITAL:
General Partner Capital               (72,935)               (69,185)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--17,466.31 Interests)  2,500,572              3,110,465

Total Partners' Capital             2,427,637              3,041,280

Total Liabilities and
 Partners' Capital                $30,299,737            $26,458,367

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.


             CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                           Three Months Ended      Six Months Ended

                          6/30/96    6/30/95      6/30/96     6/30/95

Operating revenue:

Rental income          $1,495,409  $1,369,522   $2,973,288  $2,784,043

Operating expenses       (738,612)   (652,143)  (1,403,002) (1,321,364)
Real estate taxes        (181,040)   (181,127)    (364,580)   (368,679)
Total operating
  expenses               (919,652)   (833,270)  (1,767,582) (1,690,043)

Net operating income      575,757     536,252    1,205,706   1,094,000
Interest expense         (373,829)   (374,250)    (776,989)   (743,220)
Depreciation             (272,500)   (275,300)    (542,300)   (550,300)
Amortization               (2,948)     (4,091)      (3,897)     (8,182)
Net income (loss) from
 investment property      (73,520)   (117,389)    (117,480)   (207,702)

Other income (expenses):

Interest income            40,368      14,251       46,395      35,285
Partnership management    (53,540)    (46,507)    (103,898)   (118,740)
                          (13,172)    (32,256)     (57,503)    (83,455)

NET (LOSS)             $  (86,692) $ (149,645)  $ (174,983) $ (291,157)

Net Income (loss)
 attributable to
 General Partner (1%)  $     (867) $   (1,496)  $   (1,750) $   (2,912)

Net Income (loss)
 attributable to
 Limited Partners (99%)   (85,825)   (148,149)  $ (173,233) $ (288,245)

                       $  (86,692) $ (149,645)  $  174,983  $ (291,157)

Net (loss) per Limited
 Partner Interest      $    (4.91) $    (8.48)  $    (9.92) $   (16.50)

See Notes to Financial Statements

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

         (Unaudited as to the Six Months Ended June 30, 1996)

                                    General      Limited
                                    Partner      Partners'
                                    Capital      Capital     Total

BALANCES AT 12/31/94              $ (60,621)  $ 4,448,786  $ 4,388,165

Distributions declared to Partners   (3,867)     (873,320)    (877,187)

Net (loss) for the year              (4,697)     (465,001)    (469,698)

BALANCES AT 12/31/95               $(69,185)  $ 3,110,465  $ 3,041,280

Distributions declared to Partners   (2,000)     (436,660)    (438,660)

Net (loss) for the period            (1,750)     (173,233)    (174,983)

BALANCES AT 6/30/96                $(72,935)  $ 2,500,572  $ 2,427,637





See Notes to Financial Statements.

                 STATEMENTS OF CASH FLOWS - (UNAUDITED)

                    For The Six Months Ended June 30,
                                           1996            1995

CASH PROVIDED FROM OPERATIONS           $  560,173      $  410,720

INVESTING ACTIVITIES:

Proceeds from exchange escrow account      267,287         485,135

Additions to investment property           (80,309)        (60,088)


Net cash provided by investing
 activities                                186,978         425,047

FINANCING ACTIVITIES:
Proceeds from new mortgage loan          6,700,000             ---
Principal payments on mortgage notes    (2,609,035)        (39,939)
Proceeds from line of credit note                0         120,000
Payment on line of credit note                   0        (220,000)
Payment of debt issue costs               (141,009)              0
Distributions paid to limited partners    (436,660)       (437,703)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                   3,513,296        (577,642)

INCREASE IN CASH & CASH
 EQUIVALENTS                             4,260,447         258,125

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                                  56,316          16,415

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   $4,316,763      $  274,540

Supplementary disclosure of cash flow information:

          Interest paid                 $  755,404      $  729,209
          Income taxes paid                      0               0

See Notes to Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue from rental income was $1,495,400 in the quarter ended June 30, 1996, compared to $1,369,500 for the same period of 1995, an increase of 9.2%. For the six month period ended June 30, 1996 rental income was $2,973,300 compared to $2,784,000 for the same period in 1995, an increase of 6.8%. Rental income was provided by the three sites per the following for the three and six month periods:
                                            Amount      Percent
                 For Three Months Ended    Increase     Increase
                 6/30/96        6/30/95   (Decrease)  (Decrease)
Pelican Sound  $  629,600     $  608,500 $   21,100       3.5%
Meadows II        489,400        379,600    109,800      28.9%
Town Place        376,400        381,400     (5,000)     (1.3%)
Total          $1,495,400     $1,369,500 $  125,900       9.2%

                                            Amount      Percent
               For Six Months Ended        Increase     Increase
                 6/30/96        6/30/95   (Decrease)   (Decrease)
Pelican Sound  $1,228,400     $1,223,800 $    4,600        .4%
Meadows II        970,800        792,200    178,600      22.5%
Town Place        774,100        768,000      6,100        .8%
Total          $2,973,300     $2,784,000 $  189,300       6.8%

The average monthly gross potential rent per unit at the Apartments for the first quarter of 1996 and for the six month period of 1996, and the comparative periods in 1995 is set forth below:

                  Number    Three Months Ended     Six Months Ended
                 of Units  6/30/96    6/30/95    6/30/96   6/30/95
Pelican Sound      379     $566        $555       $565      $553
The Meadows II     316     $560        $571       $560      $570
Town Place         240     $574        $559       $572      $557
All Rental Units   935     $566        $562       $565      $560

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the second quarter ended June 30, 1996 and for the six month period of 1996 and the comparable periods in 1995, is set forth below:

                   Three Months Ended       Six Months Ended
                   6/30/96    6/30/95       6/30/96  6/30/95

Pelican Sound       95.5%       92.4%        95.0%     94.4%
The Meadows II      90.6%       71.0%        90.9%     73.8%
Town Place          89.7%       92.4%        91.5%     94.4%
All Rental Units    92.3%       85.1%        92.7%     87.3%

The range of occupancy levels at the Apartments for the second quarter period ended June, 1996 and for the six month period of 1996, and the comparable periods in 1995, is set forth below:

                  Three Months Ended          Six Months Ended
                  6/30/96     6/30/95       6/30/96     6/30/95

Pelican Sound    95.0-96.4%  90.0-94.4%  91.5-99.0%   90.0-96.9%
The Meadows II   86.9-92.4%  69.8-72.5%  86.9-92.4%   69.8-80.0%
Town Place       86.5-91.3%  91.2-93.5%  91.2-93.7%   91.3-97.0%
All Rental Units 91.9-93.2%  83.3-86.4%  91.9-94.7%   83.4-91.1%

Total rental expenses before depreciation and debt service in the three month period ended June 30, 1996 increased by $86,000, from $833,000 to $919,000, compared to the same period of 1995. The increase was comprised of increases from The Meadows II ($46,000), Town Place ($19,000) and from Pelican Sound ($21,000).

For the six month period total rental expense increased in the 1996 period by $77,000 from $1,690,000 to $1,767,000. This increase was comprised of increases from The Meadows II of $34,000, from Town
Place of $17,000 and from Pelican Sound of $26,000.

Net income from rental property operations before debt service and depreciation was approximately $576,000 for the second quarter of 1996, compared to $536,000 for the comparative 1995 period, an increase of approximately $40,000. The increase was comprised of increases from The Meadows II ($61,000), and Pelican Sound ($2,000), offset by a decrease at Town Place of $23,000.

For the six month period net income from rental operations before depreciation and debt service was approximately $1,206,000 for the 1996 period compared to $1,094,000 for the comparable 1995 period, an increase of $112,000. The increase was comprised of an increase from The Meadows II of $142,000 offset by decreases from Town Place of $10,000 and Pelican Sound of $20,000. The big increase in The Meadows II was due to the improved occupancy in 1996 as compared to the very low occupancy in 1995 due to competition from new apartment construction in that area for all six months of 1995.

As a result of the foregoing, net operating income before depreciation and debt service was $576,000 for the quarter compared to $536,000 for the comparative quarter. For the quarter, Pelican Sound contributed $255,000 (44%) of net operating income before depreciation and debt service; The Meadows contributed $175,000 (31%); and Town Place contributed $146,000 (25%).

For the six month period, the operating income was $1,206,000 for the current year compared to $1,094,000 for the period year.
Pelican Sound contributed $474,000 (39%), The Meadows II contributed $409,000 (34%) and Town Place contributed $323,000
(27%).

Interest expense for the second quarter of 1996 decreased $421 from the comparative period but increased $33,700 for the six month period.

The net income before debt service from real estate activities is partially sheltered by deductions for depreciation which do not affect cash flow. Depreciation decreased $2,800 for the second quarter of 1996 compared to 1995, and by $8,000 for the six month period.

The Partnership's net other expenses decreased in 1996 by approximately $19,000 for the second quarter and by $26,000 for the six month period compared to the respective prior year periods. Interest income increased $26,000, offset by an increase in partnership management expenses of $7,000 for the second quarter. For the comparative six month periods interest income increased $11,000 and partnership management expenses decreased by $15,000 compared to the prior year periods The increase in interest earned is primarily attributable to a larger investment portfolio.

As a result of the foregoing, the Partnership's net loss for the quarter ended June 30, 1996 was $87,000, compared to a loss of $150,000 in the same period of 1995. For the six month period the net loss decreased from $291,000 to $175,000. Exclusive of depreciation and amortization, the Partnership's net income for the second quarters ended June 30, 1996 and 1995 was $189,000 and $129,000 and for the comparative six month periods $371,000 and $267,000.

Liquidity and Financial Condition

At June 30, 1996 there was $4,658,000 of cash and cash equivalents and escrow deposits available to pay liabilities compared to $243,000 available at December 31, 1995.

During the first six months of 1996, escrow deposits increased by $155,000 and cash and cash equivalents increased by $4,260,000. During the period $560,000 was generated by operating activities, $187,000 was from investing activities and $3,513,000 from financing activities as shown herein on the Statements of Cash Flows.

During the first six months of 1995 cash flow from operations of $560,000, plus $267,000 from the Ashley Pointe Exchange Escrow, provided funds to make the cash distributions paid to the Limited Partners of $437,000, to make capitalized improvements of $80,000, and to increase cash reserves. Day-to-day operating expenses are presently being funded from operations and do not require the use of cash reserves.

On May 16, 1996 the partnership refinanced the $2.5 million mortgage loan on Town Place with a new mortgage loan of $6.7 million. The loan is for seven years at an interest rate fixed at 8.25% for the first five years and then subject to periodic changes based on a "Treasury Rate". Monthly payments of principal and interest are to be made in amount of $52,286. Debt issue cost of $218,009 are being amortized over the seven year period of the loan. The additional funds were borrowed to provide short-term liquidity and in the long-term to either acquire an additional investment property or to repurchase Limited Partner Interests.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of Cash Flow less amounts set aside for Reserves. In April the Partnership paid to the Limited Partners the March declaration of $218,330 ($12.50 per Interest) and declared a similar amount payable for the second quarter of 1996 to be paid in July 1996. The distribution payable to the General Partner of $2,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount.

During the first six months of 1996 total liabilities increased by $4,455,000. The increase in liabilities is primarily attributable to a net increase in mortgage loans of $4,091,000. Accounts payable and accrued taxes increased $257,000. Accrued interest of $7,000. Distributions payable increased $2,000. Payables to affiliates increased $99,000. The increases were offset by a decrease in tenant security deposits of $1,000.

The outstanding principal balance on mortgage notes was increased by $4,090,965 during the six month period. The Town Place refinancing transaction increased the mortgage debt by $4.2 million. This was offset by mortgage payments of $109,000. Scheduled mortgage debt principal reductions are approximately $140,000 over the balance of the year.

Partners' Capital decreased by $614,000 during the six months of 1996 due to the net loss for financial reporting purposes of approximately $175,000 and cash distributions declared payable to the partners of $439,000.

Restricted funds of $230,103 are held in the exchange escrow. The funds were to be used to acquire a replacement property and complete the like-kind exchange. However, they may also and have been used to provide additional liquidity, if necessary.

The refinancing of the Town Place mortgage creates an opportunity for the Partnership to better meet its investment objectives. The General Partner believes that continued ownership by the Partnership of its properties is in the long-term best interests of the Limited Partners. Accordingly, the General Partner believes that the Partnership should continue to operate its properties and acquire and operate additional residential apartment complexes in order to achieve the principal investment objectives of the Partnership. An affiliate of the General Partner has recently made offers to purchase apartment complexes located in Florida and Wisconsin. If either of the offers are accepted, the contracts could be assigned to the Partnership.

In order for the Partnership to meet its stated investment objectives, the General Partner believes that an additional investment property should be acquired. The General Partner believes that a sale of any of the properties at this time and a distribution of the proceeds to the Partners would dramatically reduce the chances of the Partnership meeting its investment objectives. While there can be no assurance that the Partnership's properties will appreciate in value from their present level, the General Partner, based on its experience in the real estate industry, believes that such appreciation will occur over time and that continued ownership by the Partnership of its properties is in the long-term best interests of the Partners. There can, of course, be no assurance that such appreciation will occur, or if it does occur, that it will result in any specific level of return to the Partners. The General Partner believes that the Partnership may be required to retain the properties for a substantial additional period in order to maximize the potential profit on sale. Therefore, the Partnership may continue to operate its existing three apartment properties and possibly trade for another property. The term of the partnership expires in December 2005.

Although the General Partner strongly favors the alternative of continuing and possibly expanding real estate operations, it is evaluating whether the Partnership should use the net proceeds from refinancing the Town Place mortgage and the balance of the Ashley Pointe Exchange Escrow to repurchase Interests from the Limited Partners who desire to sell those Interests, while offering other Limited Partners the option of holding their Interests subject to the potential of future gain or loss. The General Partner is aware of 23 "secondary market" sales of Limited Partner Interests during the past two years at prices averaging $363 per Interest. Based upon these transactions and based upon conversations with Limited Partners from time to time, and their representatives, the General Partner believes that there are certain Limited Partners who desire to sell their Interests immediately for cash in order to obtain liquidity and other Limited Partners who do not need or desire the liquidity and would prefer the opportunity to retain their Interests in order to benefit from any potential future capital appreciation that may be realized from continued operation and eventual sale of the Partnership's properties or other properties to be acquired. The General Partner believes that the Limited Partners should be entitled to make a choice between immediate liquidity and continued ownership and, thus, believes that an offer by the Partnership to repurchase its Interests may accommodate the differing goals of both groups of Limited Partners. If this course of action is pursued, it would permit the Limited Partners either to sell their Interests, or to continue holding their Interests subject to the potential of future gain or loss. Accordingly, the General Partner intends to appraise the properties owned by the Partnership to estimate their value and to determine a fair price for the Partnership to offer to repurchase Limited Partner Interests. The General Partner expects to complete this process before year end.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Company did not filed a report on Form 8-K during the six months ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DECADE COMPANIES INCOME PROPERTIES -
                               A LIMITED PARTNERSHIP
                                         (Registrant)

                             By: DECADE COMPANIES
                                (General Partner)

Date: August 12, 1996        By:/s/ Jeffrey Keierleber
                                Jeffrey Keierleber
                                General Partner and Principal
                                Financial and Accounting Officer
                                of Registrant