Form 10-Q
period 1996-09-30
DECADE COMPANIES INCOME PROPERTIES
filed 1996-11-06
CIK 775840

UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For quarterly  period ended September 30, 1996

                                OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from_____________to_____________

                 Commission file number 0-21455

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

                              INDEX

                        September 30, 1996

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited as to
          September 30, 1996 and the three month and nine month periods then ended).


          Condensed Balance Sheets at September 30, 1996,
          and December 31, 1995.                            3

          Condensed Statements of Operations for the three
          month and nine month periods ended September 30,
          1996 and 1995.                                         4

          Statements of Changes in Partners' Capital
          for the nine months ended September 30, 1996 and
          the year ended December 31, 1995.                 5

          Statements of Cash Flows for the nine months
          ended September 30, 1996 and 1995.                6

          Notes to Financial Statements (Unaudited as to information pertaining to the financial statements as of and for the three month and nine month periods
          ended September 30, 1996.                         7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                  14

SIGNATURES                                                 15

                      PART I. FINANCIAL INFORMATION

                     Item 1. Financial Statements

                        CONDENSED BALANCE SHEETS

                                   September 30            December 31
                                      1996                  1995
                                  (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents         $ 4,197,207            $    56,316
Restricted cash                       233,060                497,390
Escrow deposits                       381,664                186,703
Prepaid expenses and other assets      27,851                 94,405

       Total Current Assets         4,839,782                834,814

INVESTMENT PROPERTIES, AT COST:    31,057,376             30,927,237
Less: accumulated depreciation     (6,210,839)            (5,393,539)

Net Investment Property            24,846,537             25,533,698

OTHER ASSETS:
Utility deposits                       43,415                 43,415
Debt issue costs, net of accumulated
 amortization                         239,911                 46,440
Total Other Assets                    283,326                 89,855

       Total Assets               $29,969,645            $26,458,367

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                    $   617,291            $   350,722
Tenant security deposits              175,463                169,369
Distributions payable                   4,824                221,154
Accrued interest payable               37,573                 37,971
Payables to affiliates              3,533,836              3,409,338
Mortgage notes payable             23,253,615             19,228,533
     Total Liabilities             27,622,602             23,417,087

PARTNERS' CAPITAL:
General Partner Capital               (73,691)               (69,185)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--17,466.31 Interests)  2,420,734              3,110,465

Total Partners' Capital             2,347,043              3,041,280

Total Liabilities and
 Partners' Capital                $29,969,645            $26,458,367

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.


             CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                           Three Months Ended      Nine Months Ended

                          9/30/96    9/30/95      9/30/96     9/30/95

Operating revenue:

Rental income          $1,527,812  $1,421,601   $4,501,100  $4,205,644

Operating expenses       (731,329)   (667,897)  (2,134,331) (1,989,261)
Real estate taxes        (176,469)   (181,127)    (541,049)   (549,806)
Total operating
  expenses               (907,798)   (849,024)  (2,675,380) (2,539,067)

Net operating income      620,014     572,577    1,825,720   1,666,577
Interest expense         (441,611)   (378,312)  (1,218,600) (1,121,532)
Depreciation             (275,000)   (279,400)    (817,300)   (829,700)
Amortization              (10,641)     (4,091)     (14,538)    (12,273)
Net income (loss) from
 investment property     (107,238)    (89,226)    (224,718)   (296,928)

Other income (expenses):

Interest income            63,821       4,776      110,216      40,061
Partnership management    (32,227)    (36,993)    (136,125)   (155,733)
                           31,594     (32,217)     (25,909)   (115,672)

NET (LOSS)             $  (75,644) $ (121,443)  $ (250,627) $ (412,600)

Net Income (loss)
 attributable to
 General Partner (1%)  $     (756) $   (1,214)  $   (2,506) $   (4,126)

Net Income (loss)
 attributable to
 Limited Partners (99%)   (74,888)   (120,229)  $ (248,121) $ (408,474)

                       $  (75,644) $ (121,443)  $ (250,627) $ (412,600)

Net (loss) per Limited
 Partner Interest      $    (4.29) $    (6.88)  $   (14.21) $   (23.39)

See Notes to Financial Statements

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

      (Unaudited as to the Nine Months Ended September 30, 1996)

                                    General      Limited
                                    Partner      Partners'
                                    Capital      Capital     Total

BALANCES AT 12/31/94              $ (60,621)  $ 4,448,786  $ 4,388,165

Distributions declared to Partners   (3,867)     (873,320)    (877,187)

Net (loss) for the year              (4,697)     (465,001)    (469,698)

BALANCES AT 12/31/95               $(69,185)  $ 3,110,465  $ 3,041,280

Tender offer costs                                 (4,950)      (4,950)

Distributions declared to Partners   (2,000)     (436,660)    (438,660)

Net (loss) for the period            (2,506)     (248,121)    (250,627)

BALANCES AT 9/30/96                $(73,691)  $ 2,420,734  $ 2,347,043





See Notes to Financial Statements.

                 STATEMENTS OF CASH FLOWS - (UNAUDITED)

                 For The Nine Months Ended September 30,
                                           1996            1995

CASH PROVIDED FROM OPERATIONS           $  782,567       $ 589,320

INVESTING ACTIVITIES:

Proceeds from exchange escrow account      264,330         626,908

Additions to investment property          (130,139)       (127,704)

Net cash provided by investing
 activities                                134,191         499,204

FINANCING ACTIVITIES:
Proceeds from new mortgage loan          6,700,000               0
Principal payments on mortgage notes    (2,674,918)        (55,955)
Proceeds from line of credit note                0         120,000
Payment on line of credit note                   0        (220,000)
Tender offer costs                          (4,950)              0
Payment of debt issue costs               (141,009)              0
Distributions paid to limited partners    (654,990)       (656,033)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                   3,224,133        (811,988)

INCREASE IN CASH & CASH
 EQUIVALENTS                             4,140,891         276,536

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                                  56,316          16,415

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   $4,197,207      $  292,951

Supplementary disclosure of cash flow information:

          Interest paid                 $1,197,458      $1,099,106
          Income taxes paid                      0               0

See Notes to Financial Statements


Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Operating revenue from rental income was $1,527,800 in the quarter ended September 30, 1996, compared to $1,421,600 for the same period of 1995, an increase of 7.4%. For the nine month period ended September 30, 1996 rental income was $4,501,100 compared to $4,205,600 for the same period in 1995, an increase of 7.0%. The increase was primarily a result of increased occupancy of the Partnership's properties.

Rental income was provided by the three sites per the following for the three and nine month periods:
                                            Amount      Percent
                 For Three Months Ended    Increase     Increase
                 9/30/96        9/30/95   (Decrease)  (Decrease)
Pelican Sound  $  656,900     $  601,200 $   55,700       9.3%
Meadows II        468,300        443,500     24,800       5.6%
Town Place        402,600        376,900     25,700       6.8%
Total          $1,527,800     $1,421,600 $  106,200       7.4%
                                            Amount      Percent
               For Nine Months Ended       Increase     Increase
                 9/30/96        9/30/95   (Decrease)   (Decrease)
Pelican Sound  $1,885,300     $1,825,000 $   60,300       3.3%
Meadows II      1,439,100      1,235,700    203,400      16.5%
Town Place      1,176,700      1,144,900     31,800       2.8%
Total          $4,501,100     $4,205,600 $  295,500       7.0%

The average monthly gross potential rent per unit at the Apartments for the third quarter of 1996 and for the nine month period of 1996, and the comparative periods in 1995 is set forth below:

                Number  Three Months Ended    Nine Months Ended
              of Units   9/30/96    9/30/95    9/30/96   9/30/95
Pelican Sound      379     $572        $559       $567      $555
The Meadows II     316     $565        $567       $561      $569
Town Place         240     $576        $563       $573      $559
All Rental Units   935     $571        $563       $567      $561

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the third quarter ended September 30, 1996 and for the nine month period of 1996 and the comparable periods in 1995, is set forth below:

                   Three Months Ended       Nine Months Ended
                   9/30/96    9/30/95       9/30/96 9/30/95

Pelican Sound       94.1%       92.8%        94.7%     93.9%
The Meadows II      87.7%       81.1%        89.8%     76.2%
Town Place          95.9%       92.3%        93.0%     93.7%
All Rental Units    92.4%       88.7%        92.6%     87.8%

The range of occupancy levels at the Apartments for the third quarter period ended September, 1996 and for the nine month period of 1996, and the comparable periods in 1995, is set forth below:

                  Three Months Ended          Nine Months Ended
                  9/30/96     9/30/95       9/30/96     9/30/95

Pelican Sound    91.5-94.2%  91.8-93.6%  91.5-99.0%   90.0-96.9%
The Meadows II   85.0-92.2%  71.4-87.8%  85.0-92.4%   69.8-87.8%
Town Place       94.9-96.5%  90.6-94.7%  91.2-96.5%   90.6-97.0%
All Rental Units 91.5-94.1%  84.5-91.9%  91.5-94.7%   83.4-94.1%

Total rental expenses before depreciation and debt service in the three month period ended September 30, 1996 increased by $59,000, from $849,000 to $908,000, compared to the same period of 1995. The increase was comprised of increases from The Meadows II ($22,000), from Pelican Sound ($37,000) and with no increase at Town Place.

For the nine month period total rental expense increased in the 1996 period by $136,000 from $2,539,000 to $2,675,000. This increase was comprised of increases from The Meadows II of $56,000, from Town Place of $17,000 and from Pelican Sound of $63,000.

Net income from rental property operations before debt service and depreciation was approximately $620,000 for the third quarter of 1996, compared to $573,000 for the comparative 1995 period, an increase of approximately $47,000. The increase was comprised of increases from The Meadows II ($5,000), from Pelican Sound ($18,000), and from Town Place of $24,000.

For the nine month period net income from rental operations before depreciation and debt service was approximately $1,826,000 for the 1996 period compared to $1,667,000 for the comparable 1995 period, an increase of $159,000. The increase was comprised of an increase from The Meadows II of $147,000 and from Town Place of $14,000, offset by a decrease at Pelican Sound of $2,000. The big increase in The Meadows II was due to the improved occupancy in 1996 as compared to the lower occupancy in 1995 due to competition from new apartment construction in that area for all nine months of 1995.

As a result of the foregoing, net operating income before depreciation and debt service was $620,000 for the quarter compared to $572,000 for the comparative quarter. For the third quarter, Pelican Sound contributed $272,000 (44%) of net operating income before depreciation and debt service; The Meadows contributed $177,000 (29%); and Town Place contributed $171,000 (27%).

For the nine month period, the operating income was $1,826,000 for the current year compared to $1,667,000 for the prior year.
Pelican Sound contributed $746,000 (41%), The Meadows II contributed $586,000 (32%) and Town Place contributed $494,000
(27%).

Interest expense for the third quarter of 1996 increased $63,000 from the comparative period and by $97,000 for the nine month period. These increases are due to the increased mortgage loan on Pelican Sound from the previous $2.5 to $6.7 million.

The net income before debt service from real estate activities is partially sheltered by deductions for depreciation which do not affect cash flow. Depreciation decreased $4,400 for the third quarter of 1996 compared to 1995, and by $12,400 for the nine month period.

The Partnership's net other expenses decreased in 1996 by approximately $63,800 for the third quarter and by $90,000 for the nine month period compared to the respective prior year periods. Interest income increased $59,000 and partnership management expenses decreased by $4,800 for the third quarter. For the comparative nine month periods interest income increased $70,000 and partnership management expenses decreased by $20,000 compared to the prior year periods The increase in interest earned is primarily attributable to a larger investment portfolio with the cash drawn on the new mortgage held in short-term investments.

As a result of the foregoing, the Partnership's net loss for the quarter ended September 30, 1996 was $75,000, compared to a loss of $121,000 in the same period of 1995. For the nine month period the net loss decreased from $412,000 to $250,000. Exclusive of depreciation and amortization, the Partnership's net income for the third quarters ended September 30, 1996 and 1995 was $210,000 and $134,000 and for the comparative nine month periods $581,000 and $429,000.

Liquidity and Financial Condition

At September 30, 1996 there was $4,579,000 of cash and cash equivalents and escrow deposits available to pay liabilities compared to $243,000 available at December 31, 1995.

During the first nine months of 1996, escrow deposits increased by $195,000 and cash and cash equivalents increased by $4,141,000. During the period $783,000 was generated by operating activities, $134,000 was from investing activities and $3,224,000 from financing activities as shown herein on the Statements of Cash Flows.

During the first nine months of 1996 cash flow from operations of $783,000, plus $264,000 from the Ashley Pointe Exchange Escrow, provided funds to make the cash distributions paid to the Limited Partners of $655,000, to make capitalized improvements of $130,000, and to increase cash reserves. Day-to-day operating expenses are presently being funded from operations and do not require the use of cash reserves.

On May 16, 1996 the partnership refinanced the $2.5 million mortgage loan on Town Place with a new mortgage loan of $6.7 million. The loan is for seven years at an interest rate fixed at 8.25% for the first five years and then subject to periodic changes based on a "Treasury Rate". Monthly payments of principal and interest are to be made in the amount of $52,286. Debt issue costs of $218,009 are being amortized over the seven year period of the loan. The additional funds were borrowed to provide short-term liquidity and in the long-term to either acquire an additional investment property or to repurchase Limited Partner Interests.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of Cash Flow less amounts set aside for Reserves. In July the Partnership paid to the Limited Partners the June declaration of $218,330 ($12.50 per Interest). No distributions were declared for the third quarter so that the Partnership could accumulate cash to repurchase Interests pursuant to the Partnership's tender offer (see discussion below).
The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter, after the tender offer. The amount and frequency of future distributions will be affected by several factors, including cash flow from Partnership properties, cash reserves of the Partnership, number of Interests tendered and purchased pursuant to the tender offer, and any financing required to fund the tender offer.

During the first nine months of 1996 total liabilities increased by $4,205,000. The increase in liabilities is primarily attributable to a net increase in mortgage loans of $4,025,000. Accounts payable and accrued taxes increased $266,000. Accrued interest decreased $400. Distributions payable decreased $216,000. Payables to affiliates increased $124,400. Tenant security deposits increased $6,000.

The outstanding principal balance on mortgage notes was increased by $4,025,000 during the nine month period. The Town Place refinancing transaction increased the mortgage debt by $4.2 million. This was offset by mortgage payments of $175,000. Scheduled mortgage debt principal reductions are approximately $61,000 over the balance of the year.

Partners' Capital decreased by $694,000 during the nine months of 1996 due to the net loss for financial reporting purposes of approximately $250,000, cash distributions declared payable to the partners of $439,000 and tender offer costs of $5,000.

Restricted funds of $233,000 are held in the exchange escrow.
The funds were to be used to acquire a replacement property and complete the like-kind exchange. However, they may also and have been used to provide additional liquidity, if necessary.

The refinancing of the Town Place mortgage in April 1996 created an opportunity for the Partnership to reassess its business options and to re-evaluate its future course of action in order to better meet its investment objectives.

The General Partner is aware of 27 "secondary market" sales of Limited Partner Interests during the past 24 months at a weighted average price of approximately $360 per Interest. Based upon these transactions and based upon conversations with Limited Partners from time to time, and their representatives, the General Partner believes that there are certain Limited Partners who desire to sell their Interests immediately for cash in order to obtain liquidity and other Limited Partners who do not need or desire the liquidity and would prefer the opportunity to retain their Interests in order to benefit from any potential future capital appreciation that may be realized from continued operation and eventual sale of the Partnership's properties or other properties to be acquired. The General Partner believes that the Limited Partners should be entitled to make a choice between immediate liquidity and continued ownership and, thus, believes that an offer by the Partnership to repurchase its Interests may accommodate the differing goals of both groups of Limited Partners.

The General Partner considered the possibility of expanding existing real estate operations by seeking the acquisition of additional investment properties through leveraging the Partnership. Although the General Partner strongly favors the alternative of expanding real estate operations, it has determined to use existing cash reserves in a tender offer to provide Limited Partners a choice. The General Partner may in the future reconsider the merits of expanding the Partnership's real estate operation.

The General Partner also considered the advisability of a pro rata distribution of cash reserves, inclusive of the refinancing proceeds. The General Partner does not believe that such an approach would be the best alternative. The General Partner believes it is a more efficient use of the Partnership's capital either to (i) continue to operate the Partnership's properties and possibly acquire other real estate properties and leverage the Partnership or (ii) sell the properties at the prevailing market prices, wind up the affairs of the Partnership, liquidate and distribute the net sale proceeds and other assets. Based upon (i) its experience in real estate (ii) the long term historical increase in real estate values in the Madison, Wisconsin area and Clearwater, Florida and St. Petersburg, Florida area and (iii) the General Partner's perception that financial institutions are increasingly willing to lend to developers and real estate investors, which should result in an increase in selling prices for real estate properties, the General Partner believes the current value of the Partnership properties is more likely than not to increase in the future, provided the Partnership holds the properties for a period of time and, therefore, does not believe it is the optimal time to sell the properties and liquidate the Partnership. There can be no assurances, however, of any profit or a distribution if a Limited Partner decides to hold their Interests.

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

In determining to make the Offer, the General Partner also considered that the Partnership originally intended to sell the properties within seven to nine years after the Partnership's acquisition of its investment properties. The three properties owned by the Partnership were acquired between January 1989 and November 1993. The General Partner now believes the Partnership may be required to retain the properties for a longer period in order to maximize the potential profit on sale and possibly trade for another property. The term of the partnership expires in December 2005.

Consequently, on October 24, 1996 an offer to purchase Limited Partnership Interests was made to permit the Limited Partners either to sell their Interests for $402 per Interest, or to continue holding their Interests subject to the potential of future gain or loss. The properties owned by the Partnership were independently appraised to estimate their current fair market value upon which to base a price for the Partnership to offer to repurchase Limited Partner Interests determined to be fair by an independent third party. Limited Partners who tender their shares pursuant to the Offer are, in effect, exchanging the certainty and liquidity of a current sale for the potentially higher return of continued ownership of their Interests, but the continued ownership of Interests also entails the risk of loss of all or a portion of the investment.

The tender offer expires on November 22, 1996 (unless otherwise extended by the Partnership). The General Partner expects that the Partnership will repurchase Interests tendered before year end.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Company did not filed a report on Form 8-K during the three months ended September 30, 1996.

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

                               DECADE COMPANIES INCOME PROPERTIES
-                                A LIMITED PARTNERSHIP
                                           (Registrant)

                             By: DECADE COMPANIES
                                (General Partner)

Date: November 8, 1996      By:/s/ Jeffrey Keierleber
                               Jeffrey Keierleber
                               General Partner and Principal
                               Financial and Accounting Officer
                               of Registrant