Form 10-K/A
period 1995-12-31
DECADE COMPANIES INCOME PROPERTIES
filed 1996-12-05
CIK 775840

Form 10-K/A
                         Amendment No. 1
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

For the transition period from ______________ to _______________

Commission file no.:  0 - 21455

   DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP
      (exact name of registrant as specified in its charter

          Wisconsin                          39-1518732
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization

Brookfield Lakes Corporate Center
250 Patrick Blvd., Suite 140
Brookfield, Wisconsin                          53045-5864
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  414-792-9200

Securities registered pursuant to Section 12(b) if the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
Yes  X  .  No_____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Limited Partnership Interests
("Interests") is indeterminable because there is no established market for the Interests.

Decade Companies Income Properties - A Limited Partnership hereby files this Amendment to file additional exhibits to its Form 10-
K.

                       Listing of Exhibits

Exhibit Number                     Description

     3              Certificate of Limited Partnership,
                    previously filed with Registration Statement on August 18, 1985.

     10             Forms of Material Contracts
                    10.1   Acquisitions Agreement (previously
                           filed with Registration Statement on
                           August 28, 1986).

                    10.2   Management Consulting Agreement
                           (previously filed with Registration
                           Statement on August 28, 1985).

                    10.3   Property Management Agreement
                           (previously filed with Registration
                           Statement on August 28, 1985).

                    10.4   Security Agreement between Partnership
                           and Home Savings of America, F.A.

                    10.5   Mortgage for Adjustable Interest Rate
                           Loan between Partnership and Home
                           Savings of America, F.A.

                    10.6   Mortgage Modification Agreement
                           between Pelican Sound Apartments,
                           Inc., Fengar Investment Corporation,
                           and River Bank America.

                    10.7   Term Loan Agreement between River Bank
                           America, Pelican Sound Apartments,
                           Inc. and Fengar Investment
                           Corporation.

                    10.8   Loan Agreement between Republic Bank
                           and the Partnership.

                    10.9   Mortgage between Republic Bank and the
                           Partnership.

                    10.10  Nonrecourse Agreement between Home
                           Savings of America and the
                           Partnership.

                    10.11  Mortgage Consolidation and
                           Modification Agreement between Pelican
                           Sound Limited Partnership and River
                           Bank America.

                    10.12  Fee Agreement For Purchase and Sale of
                           Pelican Sound.

                    10.13  Regulatory Agreement Concerning The
                           Meadows loans.

     (b) Reports on Form 8-K filed in the fourth quarter of 1994.
          None.

     (c) Exhibits -- The response to this portion of Item 14 is submitted in Item 14(a)(3) herein.

     (d)  Financial Statement Schedules.

     The response to this portion of Item 14 is submitted in Item
     14(a)(2) of this report.

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports

     (a)(1)    Financial Statements

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

     Schedule XI--Real Estate and Accumulated Depreciation.

     Schedule XII--Mortgage Loans on Real Estate

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Decade Companies Income Properties
                                       (Registrant)

                                      Decade Companies
                                      General Partner

December 5, 1996    By/s/ Jeffrey L. Keierleber
                    Jeffrey L. Keierleber, General Partner of
                    Decade Companies

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed in the capacities and on the dates indicated.

December 5, 1996    By/s/ Jeffrey L. Keierleber
                    Jeffrey L. Keierleber, Principal Executive
                    Officer and Principal Financial and
                    Accounting Officer of the Registrant