Form 10-K
period 1996-12-31
DECADE COMPANIES INCOME PROPERTIES
filed 1997-03-31
CIK 775840

Form 10-K

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549
(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of
          The Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1996
                                 or
[   ]     Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from________________to_______________

Commission file no.: 0-21455

   DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP
     (exact name of registrant as specified in its charter)

          Wisconsin                         39-1518732

(State or other jurisdiction of  (IRS Employer Identification
No.)
incorporation or organization)

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

The aggregate market value of the Limited Partnership Interests
("Interests") is indeterminable because there is no established or organized market for the Interests.

The number of Interests outstanding of the registrant as of February 28, 1997: 13,400.27.

                   Annual Report on Form 10-K

                              Index
                  YEAR ENDED DECEMBER 31, 1996
   Decade Companies Income Properties - A Limited Partnership
                      Brookfield, Wisconsin



Part I                                            Item    Page

Description of Business                              1      3

Properties                                           2      5

Legal Proceedings                                    3      9

Submission of Matters to a Vote of Security Holders  4     10

Part II

Market for Registrant's Limited Partnership
Interests and Related Partner Matters                5     10

Selected Financial Data                              6     12

Management's Discussion and Analysis of Financial
Condition and Results of Operations                  7     13

Financial Statements and Supplementary Data          8     25

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                  9     26

Part III

Directors and Executive Officers of the Registrant  10     26

Executive Compensation                              11     27

Security Ownership of Certain Beneficial Owners and
Management                                          12     28

Certain Relationships and Related Transactions      13     28

Part IV

Exhibits, Financial Statement Schedules, and Reports
on Form 8-K                                         14     29

Signatures                                                 33

Financial Statements                                       34

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

The Partnership is engaged solely in the business of owning and operating residential apartments. During 1996, the Partnership owned and operated three apartment complexes consisting of 935 rental apartment units.

The Apartment complexes owned by the Partnership are collectively referred to as "the Apartments" throughout this report. In
December 1986 the Partnership acquired Laguna Vista Apartments, a
235-unit apartment complex located in Largo, Florida.  In January
1989 the Partnership acquired The Meadows II Apartments, a 316-unit apartment complex located in Madison, Wisconsin. In January
1990 the Partnership acquired Ashley Pointe Apartments, a
200-unit apartment complex located in Orlando, Florida. In February 1990 the Partnership traded Laguna Vista Apartments for Town Place
Apartments, a 240-unit apartment complex located in Clearwater, Florida. In June 1992 the Partnership purchased Woodbridge
Apartments, a 168-unit apartment complex located in Winter Park
(Orlando), Florida.  In August 1993 the Partnership exchanged
Woodbridge Apartments, and completed the exchange in November
1993, for Pelican Sound Apartments, a 379-unit apartment complex located in St. Petersburg, Florida. In April 1994 Ashley Pointe
Apartments was sold.

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

The real estate investment business is highly competitive. The Apartments are in competition for residents with numerous other alternative sources of housing, including, but not limited to, apartment complexes owned by affiliates of the General Partner. Many of these competitors may have greater resources than those of the Partnership or may be associated with individuals with broader experience than that of the General Partner. Additional residential rental projects may be built which may compete directly with the Partnership's properties.

In addition, demand by purchasers for investment properties of the type owned by the Partnership may increase or decrease. This competition is primarily based on property location, condition, and asking rent. These factors may increase or decrease the price of potential property acquisitions/sales.

During 1996, the Partnership did not directly employ any individuals. In order to effectively manage the personnel function of operating the Apartments and the Partnership and to control the costs of compensation (including wages, worker's compensation, unemployment, payroll taxes, health care, and 401(k) profit sharing plans), the employees who work for the Partnership and the Apartments are employed by the General Partner or its affiliate, Decade Properties, Inc. The costs of these employee services are reimbursed by the Partnership based upon the records of such employees in performing such services multiplied by a rate established to cover overhead and expenses incurred to perform such duties. The Apartments are managed by Decade Properties, Inc., an affiliate of the General Partner. Employees of the General
Partner and affiliates perform the on-site management services required to operate and maintain the Apartments and render partnership management services to the Partnership including maintaining investor communications, compliance with tax laws and other governmental regulations, and cash management.

Financial information for the last three years regarding revenue, operating profit or loss, and identifiable assets attributable to each geographic area are presented below. The Partnership operates exclusively in the United States. The Partnership does not make any sales or transfers between geographic areas.

                                     1996     1995     1994
                                     (amounts in thousands)
Sales to unaffiliated customers:

United States total                $ 6,083  $ 5,680  $ 6,100
St. Petersburg, Florida            $ 2,533  $ 2,435  $ 2,372
Madison, Wisconsin                 $ 1,954  $ 1,715  $ 1,916
Clearwater, Florida                $ 1,596  $ 1,530  $ 1,489
Orlando, Florida                   $   -0-  $   -0-  $   323

Profit or (loss) from investment property operations (after depreciation):

United States total                $  (190) $  (288) $  (297)
St. Petersburg, Florida            $  (225) $  (234) $  (199)
Madison, Wisconsin                 $    14  $  (209) $    54
Clearwater, Florida                $    21  $   155  $   (76)
Orlando, Florida                   $   -0-  $   -0-  $   (76)

Identifiable properties:

United States total                $24,616  $25,534  $26,467
St. Petersburg, Florida            $10,886  $11,339  $11,764
Madison, Wisconsin                 $ 8,059  $ 8,352  $ 8,648
Clearwater, Florida                $ 5,671  $ 5,843  $ 6,055
Orlando, Florida                   $   -0-  $   -0-  $   -0-

At the close of business on December 31, 1996, the Partnership's 13,400.27 Interests were held by 1,426 Limited Partners. The General Partner of the Partnership is Decade Companies - A General Partnership (of which Jeffrey Keierleber and Decade 80, Inc. are the general partners). The principal office of Decade Companies is located at 250 Patrick Blvd. Suite 140, Brookfield, Wisconsin 53045-5864, Telephone (414) 792-9200.

Item 2.  Properties

The residential apartment complexes which are owned and operated by the Partnership as of December 31, 1996 are:
                                                           Rental
   Name                             Location               Units
Pelican Sound             St. Petersburg, Florida           379
The Meadows II                   Madison, Wisconsin         316
Town Place                    Clearwater, Florida           240
                                                            935

In the opinion of the General Partner, the properties are adequately insured.

The Meadows II was acquired by the Partnership in January 1989.
Town Place was acquired in February 1990 and Pelican Sound was acquired as of November 1993.

The Meadows II is pledged as collateral against mortgage encumbrances of approximately $6.6 million. Town Place is pledged as collateral against a mortgage encumbrance of $6.7 million.
Pelican Sound is pledged as collateral against a mortgage encumbrance of $9.9 million.

The average monthly gross potential rent ("GPR") per unit at the Apartments for the month of December of each year and the related occupancy rate ("OR") for December of each year is set forth below:

                Number      December    December      December
               of Units      1996         1995          1994

                          GPR   OR      GPR   OR      GPR   OR

Pelican Sound    379     $576   96%    $564   92%    $549   97%
The Meadows II   316     $569   91%    $560   92%    $566   85%
Town Place       240     $585   95%    $569   92%    $551   90%

A brief description of each property follows:

Pelican Sound Apartments
10200 Gandy Boulevard
St. Petersburg, Florida   33702

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

The apartment mix and monthly asking rents at Pelican Sound
Apartments is:

                        Number
                          of   Square         Asking Rent
Style                   Units   Feet    12/96     12/95    12/94
One-bedroom/one bath     128    505   $495-510  $480-495 $475-490
One bedroom/one bath     156    700   $575-595  $565-590 $535-565
One-bedroom/one bath/den  27    830   $660-685  $625-650 $615-645
Two-bedroom/two bath      68    910   $715-740  $695-715 $680-710
                         379

The Meadows II Apartments (Phases II, III, IV)
201-417 N. Thompson Drive
Madison, Wisconsin  53714

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

The apartment mix and monthly asking rents at The Meadows II
Apartments is:

                        Number
                          of    Square       Asking Rent

Style                   Units    Feet   12/96   12/95   12/94

One-bedroom               88     625   $510-520 $480-495 $505-515
One-bedroom/deluxe        12     744   $510-525 $490-505 $520-535
Two-bedroom/one bath     192     875   $585-600 $550-580 $585-605
Two-bedroom/1.5 bath/den  12   1,466   $800-850 $750-850 $795-825
Three-bedroom             12   1,466   $800-850 $750-850 $805-835
                         316

Town Place Apartments
2545 N.E. Coachman Road
Clearwater, Florida   33575

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

The apartment mix and monthly asking rents at Town Place Apartments is:
                      Number
                        of   Square         Asking Rent
Style                 Units   Feet   12/96    12/95    12/94
One-bedroom/Suite       36    540    $480     $470     $455
One bedroom/Garden      72    720    $530-570 $515-540 $485-535
Two-bedroom/one bath    36    836    $635-650 $620-635 $580-600
Two-bedroom/two bath    96  1,036    $665-700 $655-725 $630-685
                       240

Item 3.  Legal Proceedings

On December 2, 1996 the Partnership commenced a civil action in U.S. District Court for the Eastern District of Wisconsin against Arnold K. Leas, Wellington Management Corporation, and WMC Realty, Inc. ("Defendants") alleging violations of the securities laws and the Defendants counterclaimed against the Partnership and the General Partner. Subsequently, an Offer and Settlement Agreement was executed effective March 13, 1997, between the parties. Pursuant to the settlement agreement, Jeffrey Keierleber, an individual who is a general partner in Decade Companies (the General Partner of the Partnership) has agreed to purchase certain Limited Partnership Interests for a net price to the Limited Partner of $550 per Limited Partner Interest until May 5, 1997, (plus commissions ranging from $42.50 to $55.00 per Interest paid to an affiliate of the Defendants), provided that the Limited Partnership Interests are acquired by isolated transactions that do not give rise to general solicitation or a tender offer. Pursuant to the settlement agreement, each party (and their affiliates) agreed that for a period of ten years from March 13, 1997, neither they nor any affiliate will: (a) acquire, offer to acquire or agree to acquire, directly or indirectly, by purchase or otherwise, any voting securities (including partnership interests) or direct or indirect rights or options to acquire any securities of any Decade or Wellington sponsored partnership or an affiliate of the parties, as the case may be; (b) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" to vote (as such terms are used in the proxy rules of the Securities and Exchange Commission) or seek to advise or influence any person or entity with respect to the voting of any voting securities of any Decade or Wellington sponsored partnership or an affiliate; (c) form, join or in any way participate in a "group" within the meaning of
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, with respect to any voting securities of any Decade or Wellington sponsored partnership or an affiliates; or (d) otherwise act, alone or in concert with others, to seek to control or influence the management, the general partner or policies of any Decade or Wellington sponsored partnership or an affiliate.

On March 20, 1997, the Eastern District of Wisconsin federal court dismissed, pursuant to the stipulation of the parties, Decade Companies Income Properties--A Limited Partnership and Decade Companies lawsuit against Arnold Leas, Wellington Management Corporation, and WMC Realty Inc. (and the Defendants counterclaims against DCIP and Decade Companies) pending in the Eastern District of Wisconsin.

Item 4.  Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders during the fourth quarter. However, two matters were submitted to a vote of the security holders in January 1997.

On January 4, 1997 a proxy statement and consent was mailed by the General Partner to all Limited Partners in connection with a proposed amendment to the Limited Partnership Agreement to adopt a new Section 8.6 encaptioned the "Fair Price Provision". The proxy period expired on February 4, 1997. The Fair Price Provision was adopted by a majority of 7,255 Interests (approximately 54% of the outstanding Interests).

A proxy statement dated January 27, 1997 and consent was mailed by Arnold K. Leas (a limited partner of the Partnership) to all Limited Partners in connection with a proposal to remove Decade Companies as the general partner of the Partnership and concurrently therewith appoint Wellington Management Corporation (his affiliate) as the new general partner. The proxy period expired on March 1, 1997. To the best of the General Partner's knowledge, approximately 84% of the limited partners did not vote for the Leas proposal. As a result, the proposal was not adopted.

                             PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Partner Matters

a)  Market Information

There has not been an organized public trading market and it is not anticipated that a public market for Limited Partnership Interests in the Partnership will develop. Although there is no established public trading market, in November 1996 the Partnership through a tender offer purchased 4,066.036 Limited Partner Interests at a price of $402 per Interest.

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

b)  Security Holders

As of February 28, 1997, there were 1,426 Interest holders of record.

c)  Dividends or Similar Distributions

During the last two years, quarterly cash distributions to Limited Partners were declared at the rate of 5% per annum on the original capital investment (except for the third quarter of 1996 which was suspended). Cash distributions declared to the Limited Partners for the two year period ended December 31, 1996 were made as follows:

            Period        Date        Amount Distributed
            Ended         Paid      Total     Per $1,000 Interest
          03/31/95     04/28/95     $218,330         $12.50
          06/30/95     07/25/95     $218,330         $12.50
          09/30/95     10/23/95     $218,330         $12.50
          12/31/95     01/26/96     $218,330         $12.50
          03/31/96     04/26/96     $218,330         $12.50
          06/30/96     07/26/96     $218,330         $12.50
          09/30/96       N/A        $    -0-         $  -0-
          12/31/96     01/22/97     $167,503         $12.50

The cash distribution for the third quarter of 1996 was suspended in October during the tender offer to set aside cash reserves that may have been required to repurchase Limited Partner Interests. This step was necessary in order to reduce the amount of borrowing that might have been required to repurchase Interests if more than 8,944 Interests were tendered. Once the tender offer was completed in November, the General Partner determined that cash distributions could be resumed beginning with the fourth quarter of 1996.

The Agreement of Limited Partnership provides that the Partnership will make quarterly distributions to all partners of Cash Available for Distribution whereby 99% of all distributable cash, as defined in the Agreement of Limited Partnership, will be distributed to the Limited Partners and 1% to the General Partner.

The actual amount and frequency of future cash distributions will depend upon future cash flows generated by operations, capital requirements, debt service requirements, financial condition, and working capital requirements. With fewer outstanding Interests after the completion of the tender offer it is possible that the amount of the quarterly cash distribution will increase. However, the cash depleted by the litigation described in Item 3 herein has reduced cash reserves and therefore the Partnership expects that comparable cash distributions of $12.50 per Interest per quarter will continue to be paid in 1997.

Item 6. Selected Financial Data

Selected Statement of Operations Data:

                                   Year Ended December 31
                         1996      1995      1994     1993
1992
                   (in thousands of dollars, except per Interest data) Revenues associated with
rental properties       $ 6,083   $ 5,681   $ 6,100  $ 5,190 $ 4,875

Income (Loss) from operations
of rental properties    $  (190)  $  (288)  $  (297) $  (229) $   18

Net (Loss)              $  (289)  $  (470)  $(1,314) $  (327) $ (326)

Per Limited Partner Interest:

Cash distributions
declared                $    38   $    50   $    50  $    50  $   45

Net (Loss)              $   (17)  $   (27)  $   (74) $   (19) $  (18)

Selected Balance Sheet Data:

                                    December 31
                              (in thousands of dollars)
                         1996      1995      1994     1993      1992
Total Assets            $27,781   $26,458   $27,914  $36,093  $25,515

Long-Term Debt          $23,185   $19,229   $19,301  $25,330  $14,016

Partners' Capital       $   397   $ 3,041   $ 4,388  $ 6,582  $ 7,789

Number of properties          3         3         3        4        4

Number of rental units      935       935       935    1,135      924

Certain matters that materially affect the comparability of the information include: 1) the June 1992 purchase of the Woodbridge Apartments, a 168 unit apartment complex located in Winter Park, Florida; (2) the exchange of Woodbridge Apartments for Pelican Sound Apartments which commenced in August 1993 and was completed as of November 1993; (3) the disposition of Ashley Pointe Apartments in April 1994; 4) the $6.7 million refinancing of the $2.5 million mortgage loan on Town Place Apartments in May 1996; 5) the suspension of cash distributions for the third quarter of 1996;
6) the purchase of 4,066.036 Limited Partner Interests in November 1996; and 7) the costs of litigation incurred in December 1996 (See
Item 3). The fluctuation in total assets reflects not only the real estate transactions, but also the annual depreciation for financial statement purposes. Total assets do not reflect any increase for the difference between the estimated fair market value of the assets and the book value of the assets for financial statements purposes. Therefore, the amounts shown as Partners' Capital do not purport to be the estimated fair market value or liquidation value of the Limited Partnership Interests.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview

The financial statements included in Item 8 present the operations and cash flow for the three years ended December 31, 1996, 1995 and 1994 and present the balance sheets as of December 31, 1996 and 1995.

During 1996, cash and cash equivalents increased by $2,564,000 from $56,000 at December 31, 1995 to $2,620,000 at December 31, 1996.
During 1996, approximately $901,000 was generated by operating activities, a net amount of $321,000 was provided by investing activities, and approximately $1,342,000 was provided by financing activities as shown herein on the Statements of Cash Flows.

During 1996, the Exchange Escrow from the Ashley Pointe transaction was reduced by $497,000 to provide funds for investing and financing activities as set forth herein on the Statements of Cash Flows.

Liabilities increased by approximately $4.0 million from $23.4 million at December 31, 1995 to $27.4 million at December 31, 1996. The increase in liabilities is primarily attributable to the net increase in mortgage notes of $3,956,000. Payables to affiliates increased $61,000 for interest on unpaid fees. The actual payment of fees and accrued interest to the General Partner is restricted as set forth in the Partnership Agreement. Distributions payable to partners decreased $51,000 from 1995 to 1996 due to fewer outstanding Limited Partner Interests as a result of the repurchase of Interests in November. Other changes in liabilities include increases in security deposits of $5,000 and accounts payable of $30,000, and a decrease in accrued real estate taxes of $34,000.

The outstanding balance of the mortgage loan on Pelican Sound Apartments averaged $9.97 million during the three year period presented. The outstanding balance of the mortgage loans on the Meadows II Apartments averaged $6.77 million during the three year period presented. The outstanding balance of the mortgage loans on Town Place Apartments averaged $4.54 million during the three year
period presented.   A $4.0 million loan on Town Place Apartments
was paid off in December 1994 with a $2.5 million loan continuing until the mortgage was refinanced in May 1996 on $6.7 million. The outstanding balance of the mortgage loan on Ashley Pointe Apartments averaged $1.9 million during the period operated until paid off in April 1994.

The use of leverage is intended to assist the Partnership in meeting its investment objective of achieving capital appreciation for the Limited Partners. The total leverage on the three properties at year end is 74.5% of the capitalized cost, compared to 62.2% at the end of 1995 and 62.8% at the end of 1994.

The use of mortgage financing creates unrelated business taxable income ("UBTI") for Qualified Plan investors, but it is anticipated that very few qualified plans will receive an allocation of more than $1,000 of UBTI for federal income tax purposes. The UBTI for 1996 was approximately $6 per $1,000 Limited Partner Interest. Partners' Capital decreased by $2,638,000 during 1996. The decrease was attributable to the repurchase of limited partner interests of $1,635,000, the tender offer costs incurred of $114,000, the net loss of $289,000 for financial reporting purposes (after depreciation and amortization of $1,117,000) and $607,000 of distributions declared to the Partners.

Results of Operations

The Statements of Operations present a three-year comparison of operations divided into two separate categories: investment property operations and other partnership income (expenses).

The comparative presentation of operations reflects the operation of a different number of apartment units during each period. The Partnership operated several properties. During the entire three year period presented it operated a 379-unit apartment complex known as Pelican Sound Apartments located in St. Petersburg, Florida, a 316-unit apartment complex known as The Meadows II (Phases II, III, and IV) located in Madison, Wisconsin, and a 240-unit apartment complex known as Town Place Apartments located in Clearwater, Florida. A 200-unit apartment complex located in Orlando, Florida known as Ashley Pointe Apartments was operated for four months in 1994.

The comparative presentation of other income reflects the yield on portfolios that were not of equal size. During 1994 the proceeds from a $4 million mortgage loan against Town Place Apartments was invested in short-term bank certificates of deposit, which were redeemed to pay off the $4 million loan on December 1, 1994. In May 1996 the net proceeds of approximately $4.2 million from the Town Place refinancing were invested in short-term instruments until approximately $1.6 million was used at the end of November 1996 to repurchase limited partners Interests.

Revenues from 1996 rental operations increased $402,000 from the prior year, compared to a decrease of $419,000 in 1995. The increase in 1996 was comprised of increases at The Meadows II
($239,000), Pelican Sound ($98,000) and Town Place ($65,000).   A
summary of total operating revenue by apartment site follows:

                             1996          1995           1994
Pelican Sound             $2,533,000    $2,435,000     $2,372,000
The Meadows II             1,954,000     1,715,000      1,916,000
Town Place                 1,596,000     1,531,000      1,489,000
Ashley Pointe                    -0-           -0-        323,000
Total                     $6,083,000    $5,681,000     $6,100,000

The $239,000 increase in 1996 at The Meadows II is attributable a 10% increase in average occupancy (from 80% to 90%) which was driven by a decrease in asking rents. This compares to a $201,000 decrease in 1995 which was attributed to a 10% decline in average occupancy (from 90% to 80%) which was attributed to increased competition in the area. The $98,000 increase in 1996 at Pelican Sound is attributed to a 2.3% increase in asking rents and a 1% increase in average occupancy (from 93% to 94%). This compares to a $63,000 increase in 1995 which was attributed to a 3.7% increase in asking rents, offset by a 1% decline in average occupancy (from 94% to 93%). The $65,000 increase in 1996 at Town Place is attributable to a 2.3% increase in asking rents, offset by a 3% decrease in average occupancy (from 93% to 90%). This compares to a $42,000 increase in 1995 which was attributable to a 2.4% increase in asking rents.

Rental expenses for 1996 before depreciation and debt service increased $142,000, compared to a decrease of $68,000 in 1995. The 1996 increase was comprised of increases at Pelican Sound ($89,000), Town Place ($33,000) and The Meadows II ($18,000). A
summary of operating expenses before depreciation and debt service by apartment site follows:

                             1996          1995            1994
Pelican Sound             $1,525,000    $1,436,000     $1,353,000
The Meadows II             1,085,000     1,067,000      1,019,000
Town Place                   910,000       875,000        842,000
Ashley Pointe                    -0-           -0-        232,000
Total                     $3,520,000    $3,378,000     $3,446,000

The increase in operating revenue of $402,000, offset by the increase in operating expenses of $142,000, resulted in a $260,000 increase in net operating income from property operations before depreciation and debt service for 1996 compared to an decrease in 1995 of $351,000 over the prior 1994 year. The 1996 increase was comprised of increases at The Meadows II ($201,000), Town Place
($30,000) and Pelican Sound ($9,000).   A summary of operating
income before depreciation and debt service by apartment site follows:
                              1996          1995           1994
Pelican Sound             $1,008,000    $  999,000     $1,019,000
The Meadows II               869,000       648,000        894,000
Town Place                   686,000       656,000        648,000
Ashley Pointe                    -0-           -0-         90,000
Total                     $2,563,000    $2,303,000     $2,654,000

Interest expense increased $180,000 in 1996 compared to a decrease of $228,000 in 1995. The increase in 1996 was comprised of an increase for Town Place of $202,000 (resulting from the increased mortgage debt), offset by decreases for Pelican Sound ($15,000) and The Meadows II ($7,000).

After considering the effect of interest expense, net operating income before depreciation was $903,000 in 1996 compared to $823,000 in 1995, and $946,000 in 1994. A summary of net operating income before depreciation by apartment site follows:

                              1996          1995           1994
Pelican Sound             $  301,000    $  277,000     $ 297,000
The Meadows II               367,000       140,000       407,000
Town Place                   235,000       406,000       208,000
Ashley Pointe                    -0-           -0-        34,000
Total                    $   903,000    $  823,000     $ 946,000

The net income from real estate activities is partially sheltered by deductions for depreciation and amortization which did not affect cash flow. Depreciation and amortization decreased $132,000 from 1994 to 1995 and decreased $10,000 from 1995 to 1996.

As a result, net loss from investment properties operations for 1996 was $190,000, compared to a net loss of $288,000 in 1995, and a net loss of $297,000 in 1994. For all three years all three properties had positive cash flow. General Partner anticipates that all three properties will positively cash flow in 1997.

Other expense, net of other income, decreased approximately $83,000 in 1996 from 1995 compared to a decrease of $836,000 in 1995 from 1994. The $83,000 decrease in 1996 is attributable to a $109,000 increase in interest income earned on the Town Place refinancing proceeds, offset by a $31,000 increase in administrative expenses which is attributed to the litigation described in Item 3 herein.

Interest accrued on payables to affiliates decreased $5,000.

The average monthly gross potential rent per unit at the Apartments for the three year period was:

                   Number
                  of Units       1996        1995         1994

Pelican Sound        379         $570        $557         $537
The Meadows II       316         $563        $567         $559
Town Place           240         $574        $561         $548
Ashley Pointe        200          N/A         N/A         $485

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments. As a general rule the asking rents are the same as the actual rents eventually established by the rental agreements and are comparable with existing market conditions.

The average occupancy level at the Apartments for the three year period was:

                      1996         1995        1994
All Apartments         93%          89%         92%
Pelican Sound          94%          93%         94%
The Meadows II         90%          80%         90%
Town Place             90%          93%         93%
Ashley Pointe          N/A          N/A         86%

The range of occupancy levels at the Apartments for the years was:

                         1996        1995         1994

All Apartments        91.5-94.8%  83.4-91.9%   90.8-92.9%
Pelican Sound         91.5-99.0%  91.3-96.9%   91.1-96.6%
The Meadows II        85.0-92.4%  69.8-91.9%   85.1-94.4%
Town Place            86.5-95.0%  90.5-97.0%   88.8-97.9%
Ashley Pointe             N/A         N/A      80.7-87.8%

The differences in occupancy levels were primarily related to the Partnership's asking rents compared to other competitors in the market place.

There are certain events that could cause the reported financial information to not be indicative of future operating results or future financial condition, as follows:

In May 1996 the Partnership refinanced the $2.5 million mortgage loan on Town Place Apartments with a new mortgage loan of $6.7 million. The debt service requirements of such loan are reflected in the financial statements for eight months in 1996 and will continue to have an impact on future operations.

During 1996 the General Partner determined to commit the net proceeds from refinancing the Town Place mortgage to repurchase Interests from the Limited Partners who desired to sell those Interests, while offering other Limited Partners the option of holding their Interests subject to the potential of future gain or loss. Accordingly, in October 1996 the Partnership made an Offer to purchase Limited Partner Interests at a price of $402 per Interest. This course of action permitted the Limited Partners either to sell their Interests, or to continue holding their Interests subject to the potential of future gain or loss. Limited Partners who chose to tender their Interests, in effect, exchanged the certainty and liquidity of a current sale for the potentially higher return (or risk of loss) of continued ownership of their Interests. The repurchase and retirement of 4,066.036 Interests (approximately 23% of the outstanding Interests) was completed in November 1996 using $1.6 million of cash reserves which will impact future operations by reducing the portfolio available to generate investment income.

The settlement in March 1997 of the litigation described in Item 3 herein will impact future operations by eliminating the litigation expenses as included in the increase in administrative expenses for 1996.

Liquidity

At December 31, 1996 there was approximately $2.8 million of cash and cash equivalents and escrow deposits versus total liabilities of approximately $27.4 million. Approximately $276,000 of mortgage liabilities can be classified as short-term debt, with the balance of $22.9 million as long-term debt. Cash increased approximately $2,564,000 during the year to $2.6 million at December 31, 1996.

Approximately $3.5 million of deferred fees and deferred interest related thereto has been earned by the General Partner and affiliates, of which approximately $2.6 million is payable from the proceeds of mortgage financing or refinancing. Consequently, this amount of deferred fees can be classified as a short term obligation of the Partnership to be paid from the cash reserves obtained in May 1996 from the refinancing of the Town Place mortgage. Payment of the deferred fees was delayed during 1996 to provide funds that might be needed for the repurchase of Limited Partner Interests that took place in the fourth quarter of 1996. Now that the tender offer to repurchase Limited Partner Interests has been completed, the General Partner more likely than not will be paid the entire amount of deferred fees during 1997 (which would eliminate all unrestricted cash reserves of the Partnership). The actual timing of the payment of deferred fees and related interest will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation and protection of the Partnership. Nonpayment of the $2.6 million of deferred fees does not cause additional expense to the Partnership because the amount of deferred fees and interest related thereto is limited to a maximum amount as defined in the Partnership Agreement. The Partnership reached the maximum amount in 1993 with the purchase of Pelican Sound (whereby an acquisition fee earned of $900,000 was reduced to $168,197) and accordingly interest has not been charged since then. The General Partner is reviewing the calculation of the amount of front end fees allowed under the Limited Partner Agreement. While no determination has been made, it appears that the fees that may be allowed under the Limited Partnership Agreement may have been understated by up to $300,000. The General Partner is analyzing the calculation. If additional fees are allowed under the Limited Partnership Agreement, the General Partner would accrue and pay such fees and the Partnership would have additional capitalized basis in the properties leading a greater depreciation deductions.

Investment property operations generated a profit of $927,000
(before depreciation and amortization of $1,117,000) compared to $839,000 in 1995 and $962,000 in 1994.

Cash flow of $901,000 was generated by operating activities during 1996 as shown on the Statements of Cash Flows in the annual financial statements. The 1996 cash flow was used to make cash distributions to the partners of $658,000, of which $167,000 (25%) was considered to be portfolio income subject to income taxes. (Investment interest expense of $180,000 was available in 1996 to offset all of the portfolio income for tax purposes).
Approximately $497,000 of cash from the Ashley Pointe Exchange
Escrow plus the additional proceeds from the mortgage debt on Town Place, which was increased by $4.2 million to provide cash reserves, was available to make principal reductions on mortgage notes payable of $244,000, to make additions to investment properties of $176,000, to pay debt issue costs of $208,000, to pay tender offer costs of $114,000, and to repurchase 4,066.036 Limited Partner Interests with $1.6 million of cash, and to provide liquidity.

On a short-term basis, rental operations are expected to provide a stream of cash flow to fund cash distributions to the partners. Payment of day-to-day operating expenses is provided by cash flow from operations and does not require the use of cash reserves.

The Partnership intends but is not required to declare quarterly cash distributions in 1997 to the Limited Partners at the rate of $12.50 per Interest (5.0% per annum on the original capital investment of $1,000 per Interest). This intention will require cash distributions to the limited partners of approximately $670,000 during 1997. Through December 31, 1996 the Partnership distributed approximately $11.2 million to the limited partners since inception. Cumulative cash distributions range from $566 to $717 per Interest of an original holder depending upon the date of purchasing the Interest.

Scheduled mortgage debt principal reductions are approximately
$276,000 in 1997.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Capital Resources

At December 31, 1996 no material commitments existed to acquire additional property or to make capital expenditures.

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

The reported earnings per Limited Partner Interest in 1996 reflects a change in the number of Limited Partner Interests outstanding which occurred in November by the repurchase of 4,066.036 Limited
Partner Interests.

Prospective Information

The refinancing of the Town Place mortgage created an opportunity for the Partnership to better meet its investment objectives. The General Partner believes that continued ownership by the Partnership of its properties is in the long-term best interests of the Limited Partners. During 1996 the General Partner considered the possibility of expanding existing real estate operations by seeking the acquisition of additional residential apartment complexes, but determined to use the refinancing proceeds, if necessary, to repurchase Limited Partnership Interests in the tender offer.

In order for the Partnership to meet its investment objectives, the General Partner believes that a sale of any of the properties at this time and a distribution of the proceeds to the Partners could reduce the opportunity that the Partnership would be able to fully meet its investment objectives. While there can be no assurance that the Partnership's properties will appreciate in value from their present level, the General Partner, based on its experience in the real estate industry, believes that the current value of the Partnership's properties is more likely than not to increase in the future. There can, of course, be no assurance that such appreciation will occur, or if it does occur, that it will result in any specific level of return to the Partners.

The Partnership Agreement sets termination of the Partnership at December 31, 2005. However, at the time of originating the Partnership, the General Partner anticipated that the Partnership would dispose of its properties and complete liquidation within seven to nine years after the Partnership's acquisition of its investment properties. The three properties owned by the Partnership were acquired between January 1989 and November 1993. The General Partner believes that the Partnership may be required to retain the properties for an additional period in order to maximize the potential profit on sale. Therefore, the Partnership may continue to operate its existing three Apartments and possibly exchange for another property. Accordingly, liquidation of the Partnership is not anticipated to begin before 1999.

While the General Partner believes the Partnership will be best served by waiting to liquidate the Partnership's properties until a capital gains tax is enacted and until the emerging increase in rental rates matures, the General Partner's position is that the properties are always open for offers and that any reasonable offer will be seriously considered. This is not a change in policy and merely reflects the General Partner's striving to meet the investment objectives of the Partnership. The General Partner consistently tests the market to determine if a buyer can be found at a price that will be sufficient to meet the investment goals of the Partnership. The General Partner has and will continue to explore liquidation possibilities and will seriously consider any offer for a property which meets the investment objectives of the Partnership.

As a result of suggestions recently received from limited partners, however, the General Partner will increase efforts during 1997 to attract a reasonable offer for any or all of the properties and shall report to the Limited Partners on the results of those efforts.

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

The General Partner is not aware of any hidden or unapparent conditions of the property, subsoil or structural conditions which would render the Apartments more or less valuable. The General Partner is not aware of the existence of potentially hazardous materials used in the construction or maintenance of the buildings, such as the presence of urea-formaldehyde foam insulation, and/or the existence of toxic waste, which may or may not be present at the Apartments. The General Partner is not aware of any groundwater contamination, underground methane gas or radon gas. The General Partner believes that the Apartments do not produce air emissions or waste water of environmental concern. The General Partner is not aware of any underground storage tanks. The General Partner is not aware of any incidents of spills, dumping or discharges at the property/or the presence of hazardous substances. A Phase I Environmental Site Assessment has been performed at Pelican Sound and Town Place but has not been performed at The Meadows II.

In 1996 the Partnership engaged an environmental services firm to inspect and test The Meadows II Apartments in Madison, Wisconsin for the presence of lead-based paint. Federal law became effective in 1996 to require that notification be given to renters, contractors, and purchasers of an interest in residential real property on which a residential dwelling was built prior to 1978 (such as The Meadows II Apartments) that such property may present exposure to lead from lead-based paint that may place young children at risk of developing lead poisoning. A letter report dated September 30, 1996 was obtained from the environmental services firm regarding the results of testing for lead-based paint at The Meadows II along with a Certificate of No Indication of Lead-Based Paint under EPA Regulations. The Partnership paid $2,585 for the lead-based paint inspection project.

The Partnership did not have any expenditures in 1996 for environmental capital projects or for operation and maintenance of environmental protection facilities. The Partnership estimates that during 1997 and 1998 no material amount will be spent on capital projects for environmental protection.

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in the first quarter of 1996 with no impact on the financial statements.

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in the economy and the Partnership continues to seek ways to mitigate its impact. To the extent permitted by competition, in general the Partnership passes increased costs on by increasing asking rents over time. Operating revenue associated with rental properties reported in the Partnership's financial statements have varied in the last three years from $6.10 million in 1994 to $5.68 million in 1995 (a 6.9% decrease) to $6.08 million in 1996 (a 7.1% increase). The fluctuating revenue is due to changes in asking rents and changes in the number of rental units available. Ashley Pointe was disposed and not replaced in 1994 which decreased the number of apartment units available for rent by 200. Gross potential rent at Pelican Sound increased from $2,450,000 in 1994 to $2,534,000 in 1995 (a 3.4% increase) to $2,592,000 in 1996 (a
2.3% increase). Gross potential rent at The Meadows II increased from $2,122,000 in 1994 to $2,149,000 in 1995 (a 1.3% increase) and then decreased in 1996 to $2,136,000 (a 0.6% decrease). Gross potential rent at Town Place increased from $1,582,000 in 1994 and to $1,616,000 in 1995 (a 2.1% increase) to $1,653,000 in 1996 (a
2.3% increase). The Partnership attempts to pass most cost increases through to the residents by adjusting the asking rents for apartments. The General Partner believes that the ability to increase rental rates on apartment units should offset any adverse effects from inflation on the Partnership's cost of operations. The General Partner anticipates that demand for residential rental units in the Madison, Wisconsin and Clearwater and St. Petersburg, Florida areas will remain stable to high.

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

The Partnership's investment in the Apartments currently owned was made between January 1989 and November 1993. The various Apartments were constructed over a period of time ranging from 1975 to 1987. The Apartments have an estimated remaining useful life ranging up to 27 years for buildings and improvements as of December 31, 1996. Carpeting, appliances, and other furnishings and equipment are depreciated over five years for financial statement purposes. Capitalized additions will, of course, be replaced at higher costs but this will take a number of years. These new assets will result in higher depreciation charges; but in many cases, due to technological improvements, there should be operating cost savings as well. It is not the intention of the Partnership to hold the investment properties until fully depreciated economically. The Partnership considers these matters in setting its pricing policies with respect to asking rents.

The value of the Partnership's Apartments can be affected by inflation in a number of ways. To the extent that general inflation in the economy has the effect of increasing the general level of interest rates, the value of the Partnership's property could be adversely affected, inasmuch as prospective purchasers of the Apartments may be unable to secure suitable financing for their purchase. Also, higher interest rates could affect the ability of the Partnership to secure suitable financing for a replacement property should any Apartments be exchanged.

Conversely, inflation which results in higher real estate values could serve to enhance the Partnership's revenues, particularly to the extent that when the Partnership elects to sell the Apartments it is thereby able to do so at higher prices.

Inflation had no material effect on the results of operations in 1996, 1995, and 1994.

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

                            Part III

Item 10.  Directors and Executive Officers of the Registrant

(a) Neither the Partnership nor Decade Companies, its General
Partner, has a Board of Directors.

(b) & (e) The names, ages and business experience of the general partners of Decade Companies are as follows:

Mr. Jeffrey Keierleber (age 43), graduated with a BBA in 1975 and an MBA in 1977 from the University of Wisconsin. Since that time, Mr. Keierleber has worked exclusively in the real estate and real estate syndication fields, and is actively involved in all its aspects, including property management, real estate investment, acquisitions, liquidations, limited partnership management and broker/dealer relations. Mr. Keierleber is responsible for the acquisition of investment property having a market value of over $150,000,000, and has assisted in the structuring of more than 35 limited partnerships. These partnerships have invested in real estate located in the midwest and the southeast.

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

(c) & (e) The names, ages and business experience of significant employees of the General Partner and its affiliates are as follows:

Mr. Steven Cooper (age 52), is a Certified Property Manager and is Vice-President of Decade Properties, Inc. Mr. Cooper earned his BS Degree at Purdue University in Lafayette, Indiana in 1967. Prior to joining Decade in 1989, Mr. Cooper worked eighteen years in property management.

Mr. Michael G. Sweet (age 47), is a Certified Public Accountant and is the Controller of Decade Companies, Partnership Manager of the Decade-sponsored partnerships, and an officer and/or director of various affiliated entities. Mr. Sweet received a BS degree with an accounting major from Marquette University in Milwaukee, Wisconsin in 1972. Prior to joining Decade in 1982, Mr. Sweet worked ten years in public accounting. Mr. Sweet holds a Series 27 License as a Financial and Operations Principal and a Series 39 as a Direct Participation Programs Principal with Decade Securities Corp. He is a member of both the American Institute of Certified Public Accountants and the Wisconsin Institute of Certified Public Accountants.

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

(c) Other compensation:  None.

(d) Aggregated option/SAR exercises and value table.  N/A.

(e) Long-term incentive plan awards table.  N/A.

(f) Defined benefit or actuarial plan disclosure.  N/A.

(g) Compensation of directors.  None.

(h) Employment contracts and change in control arrangement.  None.

(i) Report on repricing of options/SAR's.  None.

(j) Additional Information with Respect to Compensation Committee
Interlock and Insider Participations.  N/A.

(k) Board compensation committee report on executive compensation.
N/A.

(l) Performance graph.  N/A.

Item 12.  Security  Ownership  of  Certain Beneficial Owners and
Management

(a) No person owns of record or is known by the Partnership to own beneficially more than 5% of the outstanding Limited Partnership
Interests.

(b) Decade Companies and its partners as a group own the following Limited Partner Interests of the Partnership as of March 25, 1997:

     Title of Class             Amount Owned       Percent of Class

Limited Partner Interests          193.04                1.441%

Relatives and affiliates of the General Partner own 35.69 additional Interests and Decade Properties, Inc., a corporation wholly owned by Mr. Keierleber, owns 7.0 Interests.

(c) Changes in control.  None.

Item 13.  Certain Relationships and Related Transactions

(c) No management person is indebted to the Partnership.

(a, b & d)

Decade Companies, the General Partner of the Partnership, was reimbursed for expenses of $93,929 in 1996.

Decade Properties, Inc., wholly-owned by Jeffrey Keierleber, the Managing General Partner of Decade Companies, the General Partner of the Partnership, manages the Apartments. During 1996 Decade Properties, Inc. earned property management fees of $471,576, reimbursed expenses of $906,474 including the site property management staff, and interest on real estate sales commissions of $28,588 (earned but not paid, and subordinated as set forth in the Partnership Agreement).

The Partnership is required to pay a distributive share of cash flow to the General Partner. When and as quarterly cash distributions are made to the Limited Partners, 99% of all distributable cash, as defined in the Agreement of Limited Partnership, will be distributed to the Limited Partners and 1% to the General Partner. As of December 31, 1996, cash distributions amounting to $2,730 were accrued but not paid to the General Partner. The distributions paid to the General Partner during 1996 amounted to $2,824.

When the Partnership sells or refinances Partnership property, the net sale proceeds resulting therefrom after repayment of any General Partner's loan and payment of deferred fees, will be distributed to Limited Partners until such time as they have received a return of their capital investment plus any deficiency in their 6% cumulative priority return. The remaining sale or refinancing proceeds available for distribution will be distributed 88% to the Limited Partners and if, after the foregoing distributions of net sale proceeds, the Limited Partners have not received their capital investment plus a cumulative preference of 10% per annum on their capital investment, they will receive an amount equal to the amount of such deficiency in such return and any balance remaining, not to exceed 12% of the net sale proceeds, will be distributed to the General Partner.

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  (1)  Financial Statements

     The following financial statements of Decade Companies
     Income Properties - A Limited Partnership are included in
     Item 8:

          Balance Sheets, December 31, 1996 and 1995

          Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994

          Statements of Partners' Capital for the years ended December 31, 1996, 1995, and 1994

          Statements of Cash Flows for the years ended
          December 31, 1996, 1995, and 1994

          Notes to Financial Statements, December 31,
          1996

     (2)  Financial Statement Schedules

     The following financial statement schedules of Decade
     Companies Income Properties - A Limited Partnership are required and the contents have been included in the Financial Statements in Item 8 and the Notes thereto:

     Schedule 3--Real Estate and Accumulated Depreciation.

     Schedule 4--Mortgage Loans on Real Estate

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)  Listing of Exhibits

                                   Description
     Exhibit 3 Certificate of Limited Partnership Agreement, previously filed with Form 8A.

     Exhibit 10     Forms of Material Contracts

                    (10.1)    Form of Acquisition Agreement,
                              previously filed with Registration
                              Statement on August 28, 1985.

                    (10.2)    Management Consulting Agreement,
                              previously filed with Registration
                              Statement on August 28, 1985.

                    (10.3)    Form of Property Management
                              Agreement. (filed herewith).

                    (10.4)    Security Agreement between
                              Partnership and Home Savings of
                              America, F.A., previously filed with
                              Amendment No. 1 to Form 10-K/A on
                              December 5, 1996.

                    (10.5)    Mortgage for Adjustable Interest
                              Rate Loan between Partnership and
                              Home Savings of America, F.A.,
                              previously filed with Amendment No.
                              1 to Form 10-K/A on December 5,
                              1996.

                    (10.6)    Mortgage Modification Agreement
                              between Pelican Sound Apartments,
                              Inc., Fengar Investment Corporation,
                              and River Bank America, previously
                              filed with Amendment No. 1 to Form
                              10-K/A on December 5, 1996.

                    (10.7)    Term Loan Agreement between River
                              Bank America, Pelican Sound
                              Apartments, Inc. and Fengar
                              Investment Corporation, previously
                              filed with Amendment No. 1 to Form
                              10-K/A on December 5, 1996.

                    (10.8) Loan Agreement between Republic Bank and the Partnership, previously filed with Amendment No. 1 to Form
                              10-K/A on December 5, 1996.

                    (10.9)    Mortgage between Republic Bank and
                              the Partnership, previously filed
                              with Amendment No. 1 to Form 10-K/A
                              on December 5, 1996.

                    (10.10)   Nonrecourse Agreement between Home
                              Savings of America and the
                              Partnership, previously filed with
                              Amendment No. 1 to Form 10-K/A on
                              December 5, 1996.

                    (10.11)   Mortgage Consolidation and
                              Modification Agreement between
                              Pelican Sound Limited Partnership
                              and River Bank America, previously
                              filed with Amendment No. 1 to Form
                              10-K/A on December 5, 1996.

                    (10.12)   Fee Agreement For Purchase and Sale
                              of Pelican Sound, previously filed
                              with Amendment No. 1 to Form 10-K/A
                              on December 5, 1996.

                    (10.13)   Regulatory Agreement Concerning The
                              Meadows loans, previously filed with
                              Amendment No. 1 to Form 10-K/A on
                              December 5, 1996.

     Exhibit 27     Financial Data Schedule

     Exhibit 99     Lawsuit Settlement Agreement, dated March 13,
                    1997. (filed herewith).

(b)  Reports on Form 8-K filed in the fourth quarter of 1996.
     None.

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

                          Decade Companies Income Properties
                                     (Registrant)

                                   Decade Companies
                                    General Partner

March 31, 1997  By/s/ Jeffrey L. Keierleber

     Dated      Jeffrey L. Keierleber, General Partner of Decade
                Companies

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed in the capacities and on the dates indicated.

March 31, 1997  By/s/ Jeffrey L. Keierleber

     Dated      Jeffrey L. Keierleber, Principal Executive

                Officer and Principal Financial and Accounting

                Officer of the Registrant

                   ANNUAL REPORT ON FORM 10-K

                             ITEM 8

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  YEAR ENDED DECEMBER 31, 1996

   DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP

                      BROOKFIELD, WISCONSIN

                         Financial Statements and
                         Other Financial Information

                         Decade Companies Income Properties-A
                         Limited Partnership

                         Years ended
                         December 31, 1996 and 1995

               Decade Companies Income Properties-
                      A Limited Partnership

                      Financial Statements
                 and Other Financial Information

             Years ended December 31, 1996 and 1995




                            Contents

Report of Independent Auditors . . . . . . . . . . . . . . 1

Financial Statements

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . 2
Statements of Operations . . . . . . . . . . . . . . . . . 3
Statements of Partners' Capital  . . . . . . . . . . . . . 4
Statements of Cash Flows . . . . . . . . . . . . . . . . . 5
Notes to Financial Statements  . . . . . . . . . . . . . . 6


Other Financial Information

Details of Income (Loss) from
 Investment Property Operations  . . . . . . . . . . . . .18

                 Report of Independent Auditors

The Partners
Decade Companies Income Properties-A Limited Partnership

We have audited the accompanying balance sheets of Decade Companies Income Properties-A Limited Partnership (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decade Companies Income Properties-A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

                                        ERNST & YOUNG LLP

January 17, 1997
Except for Note 9, as to which
     the date is March 20, 1997

               Decade Companies Income Properties-
                      A Limited Partnership

                         Balance Sheets



                                           December 31
                                      1996            1997
Assets
Cash and cash equivalents         $2,620,423        $56,316
Exchange escrow (Note 4)                   -        497,390
Prepaid expenses and other assets    135,574        137,820
Escrow deposits                      177,901        186,703
Investment properties, at cost:
  Land                             5,305,536      5,305,536
  Buildings and improvements      23,308,727     23,308,727
  Equipment                        2,488,934      2,312,974
                                  31,103,197     30,927,237
  Less accumulated depreciation  (6,487,269)    (5,393,539)
                                  24,615,928     25,533,698

Debt issue costs, net of accumulated
  amortization ($46,348--1996;
  $88,193--1995)                     231,186         46,440
                                 $27,781,012    $26,458,367

Liabilities and Partners' capital
Liabilities:
  Tenant security deposits          $174,129       $169,369
  Accounts payable                   111,564         81,354
  Accrued real estate taxes          235,181        269,368
  Accrued interest payable            37,498         37,971
  Distributions payable              170,233        221,154
  Payables to affiliates           3,470,161      3,409,338
  Mortgage notes payable          23,184,986     19,228,533

                                  27,383,752     23,417,087
Partners' capital
  General Partner (deficit)         (74,801)       (69,185)

  Limited Partners (Interests
    authorized--18,000; Interests
    outstanding--13,400.27 in 1996 and
    17,466.31 in 1995)               472,061      3,110,465

                                     397,260      3,041,280

                                 $27,781,012    $26,458,367

               Decade Companies Income Properties-
                      A Limited Partnership

                    Statements of Operations

                                 Year ended December 31
                                 1996         1995       1994
                              __________________________________
Operating revenue
  associated with
  investment properties:
    Rentals               $ 5,838,844   $ 5,526,011  $ 5,941,610
    Other                     244,275       154,528      158,286
                          ______________________________________
                            6,083,119     5,680,539    6,099,896

Operating expenses
  associated with
  investment properties:
    Operating               2,563,565     2,336,602    2,394,388
    Administrative            256,871       300,830      289,678
    Depreciation            1,093,732     1,110,967    1,242,885
    Interest, including
      amortization of
      debt issue costs      1,659,554     1,479,874    1,707,904
    Real estate taxes         699,785       740,582      761,975
                          ______________________________________
                            6,273,507     5,968,855    6,396,830
                          ______________________________________

Loss from operations
  of inventment
  properties                (190,388)     (288,316)    (296,934)

Other Partnetship
  income (expenses):
    Interest income           152,515        43,069      177,404
    Interest on payables
      to affiliates          (28,588)      (33,550)     (28,764)
    Administrative expenses (222,160)     (190,901)    (194,405)
    Loss on disposition
      of investment
      property                      -             -  (1,071,710)
    Forfeiture fee earned           -             -      100,000
                          ______________________________________
                             (98,233)     (181,382)  (1,017,475)
                          ______________________________________
Net Loss                  $ (288,621)   $ (469,698) $(1,314,409)
                          ______________________________________

Net loss attributable
  to General Partner (1%) $   (2,886)   $   (4,667) $   (13,144)
Net loss attributable
  to Limited Partners (1%)$ (285,735)   $ (469,698) $(1,301,265)
                          ______________________________________
                          $ (288,621)   $ (469,698) $(1,314,409)
                          ______________________________________

Net loss per weighted
  average Limited
  Partnership Interest    $   (16.69)   $   (26.62) $    (74.50)
                          ______________________________________

See accompanying notes.


                            Decade Companies Income Properties-
                                   A Limited Partnership

                              Statements of Partners' Capital
                                         General
                            Limited     Partner's      Limited
                          Partnership    Capital      Partners'
                           Interests    (Deficit)      Capital
  Total
                        _______________________________________________________

Balances at
  December 31, 1993        17,466.31    $(41,343)    $ 6,623,372
$ 6,582,029
  Distributions to
    Partners                       -      (6,134)      (873,321)
  (879,455)
  Net loss for the year            -     (13,144)    (1,301,265)
(1,314,409)
                          ____________________________________________________
Balances at
  December 31, 1994        17,466.31     (60,621)      4,448,786
  4,388,165
  Distributions to
    Partners                       -      (3,867)      (873,320)
  (877,187)
  Net loss for the year            -      (4,697)      (465,001)
  (469,698)
                          ____________________________________________________
Balances at
  December 31, 1995        17,466.31     (69,185)      3,110,465
  3,041,280
  Distributions to
    Partners                       -      (2,730)      (604,163)
  (606,893)
  Repurchase of
    Limited Partners'
    Interests             (4,066.04)            -    (1,634,546)
(1,634,546)
  Tender offer costs               -            -      (113,960)
  (113,960)
  Net loss for the year            -      (2,886)      (285,735)
  (288,621)
                          ____________________________________________________
Balances at
  December 31, 1996        13,400.27    $(74,801)   $    472,061
$    397,260
                          ____________________________________________________




( ) Denotes deduction or deficit.

               Decade Companies Income Properties-
                      A Limited Partnership

                    Statements of Cash Flows

                                     Year ended December 31
                                 1996         1995       1994
                                ________________________________

Operating activities
Net loss for the year      $(288,621)    $(469,698) $(1,314,409)
Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:
    Depreciation            1,093,732     1,110,967    1,242,885
    Loss on disposition
      of investment
      property                      -             -      979,610
    Amortization of debt
      issue costs              23,261        16,357       16,302
    Changes in operating
      assets and
      liabilities:
      Prepaid and other
      assets                    2,246      (56,600)       42,464
      Escrow deposits           8,802       (7,822)        2,686
      Security deposits
      payable                   4,760         2,692     (29,945)
      Accounts payable         30,210        27,480     (67,453)
      Accrued real estate
      taxes                  (34,187)         8,854      (9,407)
      Accrued interest
      payable                   (473)            99     (43,453)
      Payables to affiliates   60,823        23,322      101,350
                            ____________________________________
Net cash provided
  by operating activities     900,553       655,651      920,630


Investing activities
Proceeds from disposition
  of investment property            -             -    2,990,181
Withdrawal from (deposit
  to) Like-Kind Exchange
  Escrow Trust                497,390       620,141  (1,117,531)
Net additions to
  investment properties     (175,960)     (177,334)    (159,791)
Redemption of short-term
  investments                       -             -    4,000,000
                            ____________________________________
Net cash provided by
  investing activities        321,430       442,807    5,712,859

Financing activities
Repurchase of Limited
  Partners' Interests     (1,634,546)             -            -
Payment of tender
  offer costs               (113,960)             -            -
Net proceeds from
  issuance of mortgage
  note payable              6,700,000             -            -
Proceeds from note
  payable to bank                   -       120,000      100,000
Payments on note
  payable to bank                   -     (220,000)            -
Additions to debt
  issue costs               (208,009)      (10,000)     (13,606)
Payments on mortgage
  notes payable           (2,743,547)      (72,260)  (6,029,737)
Distributions paid to
  Limited Partners          (654,990)     (873,320)    (873,320)
Distributions paid to
  General Partner             (2,824)       (2,977)     (12,668)
                            ____________________________________
Net cash provided by
  (used in) financing
  activities                1,342,124   (1,058,557)  (6,829,331)
                            ____________________________________
Increase (decrease) in
  cash and cash
  equivalents               2,564,107        39,901    (195,842)
Cash and cash
  equivalents at
  beginning of year            56,316        16,415      212,257
                            ____________________________________
Cash and cash
  equivalents at end
  of year                  $2,620,423       $56,316      $16,415


See accompanying notes.

               Decade Companies Income Properties-
                      A Limited Partnership

                  Notes to Financial Statements

                        December 31, 1996

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

The Partnership consists of a General Partner, Decade Companies-A
General Partnership, of which Jeffrey Keierleber and Decade 80,
Inc. are the general partners, and 1,426 Limited Partners at December 31, 1996.

Basis of Accounting

The accompanying financial statements, which have been prepared in accordance with generally accepted accounting principles
(GAAP), will differ from the income tax returns due to the different treatment of various items as specified by the Internal Revenue Code. The net effect of these accounting differences is as follows:


                            1996                1995                1994
                    ____________________________________________________________
                       GAAP       Tax      GAAP       Tax      GAAP       Tax
                       Basis     Basis     Basis     Basis     Basis     Basis
                    ____________________________________________________________
                                           (In Thousands)

Total assets        $27,781   $27,563   $26,458   $26,132   $27,914   $27,574

Partners' capital
  (deficit):
  General Partner      (75)      (63)      (69)      (60)      (61)      (52)
  Limited Partners      472     5,593     3,110     6,360     4,449     7,617

Net loss:
  General Partner       (3)       (1)       (5)       (4)      (13)      (12)
  Limited Partners    (286)     (103)     (465)     (443)   (1,301)   (1,169)


2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Depreciation

Depreciation is computed by the straight-line method using estimated useful lives of 30 years for the buildings and improvements and 5 years for related equipment.

Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, 'Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,' under which the Partnership would be required to recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the uindiscounted cash flows of those assets are not sufficient to recover the assets' carrying amount. The Partnership adopted Statement No. 121 during 1996 with no impact on the accompanying financial statements.

Fees to Affiliates

Fees related to the offering, organizational and acquisition stages of the Partnership paid to the General Partner or affiliates, and deferred interest related thereto, are limited to a maximum amount as defined in the Partnership prospectus. The Partnership reached this maximum in 1993. Accordingly, interest was not charged on certain deferred fees (see Note 7).

Acquisition fees, mortgage placement and mortgage brokerage fees, property management fees and real estate sales commissions are payable to the General Partner or affiliates of the General
Partner. These fees are charged to expense as follows:

Debt Finance Costs

Debt financing costs are amortized using the straight-line method over the term of the agreement (see Note 5) and are included as a component of interest expense in the financial statements.

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

Property Management Fees

Fees for property management and rental services are being charged to expenses over the period property management services are being performed. The fee is defined in the partnership agreement.

Real Estate Sales Commissions

Fees may be earned for services rendered related to the sale of Partnership property, as defined in the Partnership prospectus. Payment of such fees to an affiliate of the General Partner shall be subordinated to a return to the Limited Partners equal to their original capital contribution plus a 6% per annum cumulative return.

Expenses of Offerings

Sales commissions, underwriting fees and reimbursed syndication costs paid to the General Partner or affiliates of the General Partner in connection with the capital offering have been recorded as a charge to Limited Partners' capital, as well as certain costs associated with tender offer purchases of Limited Partner Interests.

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

Any gains from the sale or disposition of Partnership properties will be allocated: 1) 99% to the Limited Partners and 1% to the General Partner until the cumulative gains are equal to any losses from the sale or disposition of Partnership property for all prior periods; 2) to the Limited Partners until their cumulative gains equal the sum of all sales commissions, underwriting fees, and reimbursed syndication costs for the current year and all prior years, any losses from the sale or disposition of Partnership property for the current year and all prior years, and an amount equal to 6% per annum, cumulative and noncompounded, on the Limited Partners' capital investment minus prior distributions of cash available for distribution or to the extent that prior distributions of sales proceeds exceed the Limited Partners' original capital investment ('priority return') from the inception of the Partnership to the end of the current year; 3) to the General Partner an amount equal to the distributions made to the General Partner under (iii)(b) below;
4) to the General Partner an amount equal to the distributions made to the General Partner pursuant to (iv) below; 5) to the Limited Partners until cumulative gains allocated to them are equal to (v) below; 6) to the Limited Partners until cumulative gains allocated to them are equal to (vi) below; and 7) to the General Partner until cumulative gains allocated to the General Partner are equal to (vii) below. Any losses from the sale or disposition of Partnership properties will be allocated 99% to the Limited Partners and 1% to the General Partner.

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

3. Repurchase of Limited Partners' Interests

On November 29, 1996, the Partnership repurchased and retired 4,066.036 Limited Partnership Interests for $402 per Interest. The Partnership paid $1,634,546 to these Limited Partners prior to December 31, 1996. Costs related to the tender offer amounted to approximately $113,960 in 1996, and were charged against Limited Partners' capital.

4. Investment Properties

Investment properties owned at December 31, 1996, are as follows:


                                                                     Costs Capitalized
                                Initial Cost to Partnership      Subsequent to Acquisition
                               ___________________________________________________________
                                         Buildings                Buildings
                                            and                      and
 Description     Encumbrances    Land  Improvements  Equipment  Improvements     Equipment
__________________________________________________________________________________________
                                      (In Thousands)

Meadows II
  Apartments
  Madison,
  Wisconsin       $  6,628    $1,144   $   9,227     $   442          $  7           $322

Town Place
  Apartments
  Clearwater,
  Florida            6,662     1,518       5,270         252             -            389

Pelican Sound
  Apartments
  St. Petersburg,
  Florida            9,895     2,644       8,801         861             4            223
                  _______________________________________________________________________
                   $23,185    $5,306     $23,298      $1,555           $11           $934
                   _______________________________________________________________________

                               Gross Amount at Which Carried
                           _________________________________________
                                               Buildings and                  Accumulated
 Description               Land  Improvements    Equipment     Total         Depreciation
__________________________________________________________________________________________
                                      (In Thousands)

Meadows II
  Apartments
  Madison,
  Wisconsin              $1,144     $ 9,234       $  764      $11,142           $3,083

Town Place
  Apartments
  Clearwater,
  Florida                 1,518       5,270          641        7,429            1,758

Pelican Sound
  Apartments
  St. Petersburg,
  Florida                 2,644       8,805        1,084       12,533            1,646
                   _______________________________________________________________________
                         $5,306     $23,309       $2,489      $31,104           $6,487
                   _______________________________________________________________________




                  Description                  Date of Construction         Date Acquired
__________________________________________________________________________________________
Meadows II Apartments Madison, Wisconsin      In phases through 1980        January 1989

Town Place Apartments Clearwater, Florida              1983                 February 1990

Pelican Sound Apartments
 St. Petersburg, Florida                               1987                 November 1993


In April 1994, the Partnership disposed of Ashley Pointe Apartments to an unaffiliated buyer for $3,070,000. The net proceeds of $2,990,181 were transferred to a Like-Kind Exchange Escrow Trust (Trust) as it was the Partnership's intent to complete a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code. The proceeds in the Trust were used to pay off the mortgage note payable on Ashley Pointe Apartments and closing costs. Proceeds of $1,094,531 were kept on deposit in the Trust to acquire a replacement property and complete the like-kind exchange. The Partnership did not identify a replacement property in the time permitted under Section 1031 and, as such, a loss of $970,958 was reported for federal income tax purposes and a loss of $979,610 occurred, for financial reporting purposes. Due to contractual arrangement, the $1,094,531 deposit (along with interest earned of $23,000) remained in the Trust as of December 31, 1994, reported as exchange escrow. Funds were withdrawn from the Trust in 1995 and 1996 to fund the Partnership's financing needs. An affiliate of the General Partner earned a sales commission of $92,100 on the 1994 disposition of Ashley Pointe Apartments resulting in a total loss of $1,071,710 for financial reporting purposes. This fee is unpaid as of December 31, 1996, and is subordinated as set forth in Note 2.

A reconciliation of the cost and accumulated depreciation of the investment properties at December 31 follows:

                                    1996        1995         1994
                                    _____________________________
                                           (In Thousands)

Cost:
  Balance at beginning of year    $30,928    $30,750   $35,387
  Acquisition of investment
   properties                           -         --
  Additions to investment
   properties                         176        178       160
  Disposal of investment
   property                             -          -   (4,797)
  Balance at end of year          $31,104    $30,928   $30,750

Accumulated depreciation:
  Balance at beginning of year   $  5,393   $  4,282  $  3,867
  Provision for the year            1,094      1,111     1,242
  Disposal of investment
   property                             -          -     (827)
  Balance at end of year         $  6,487   $  5,393  $  4,282

The aggregate cost of the investment properties for federal income tax purposes is $28,220,528 because the acquisition fees and sales commission payable to the General Partner are capitalizable for financial reporting purposes only. The accumulated depreciation for federal income tax purposes was $6,111,750, $5,142,113 and $4,030,227 at December 31, 1996, 1995
and 1994, respectively.

5. Mortgage Notes Payable

Mortgage notes payable consist of the following:

                                             December 31
                                        1996           1995
                                   ______________________________

Mortgage note payable in
 monthly installments of
 $21,952, including interest
 at 7.5%, with final payment
 due December 1, 2021.         $  2,970,524       $  3,009,554

Mortgage note payable with
 interest accruing at 2.48%
 over the monthly weighted
 average cost of funds of
 the bank, adjusted monthly,
 with maximum and minimum
 rates of 14.75% and 6.75%,
 respectively (7.314% at
 December 31, 1996).
 Monthly payments of
 principal and interest
 are computed annually
 ($27,890 commencing
 January 1, 1997). The
 final payment is due
 December 10, 2004.               3,657,877          3,718,979

Mortgage note payable in
 monthly installments of
 $52,286, including interest
 at 8.25%, with final
 payment due May 16, 2003.        6,661,757          2,500,000

Mortgage note payable with
 monthly interest installments
 at 7.0% for two years.
 Monthly installments of
 $67,184, including interest
 at 7.0%, thereafter, with
 final payment due December 1,
 1998, unless the term is
 extended for an additional
 five years as described in
 the mortgage note agreement.     9,894,828         10,000,000
                               ________________________________
                                $23,184,986        $19,228,533
                               ________________________________

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

The Meadows II, Town Place and Pelican Sound Apartments investment properties and all associated operating revenues are pledged as collateral for the mortgage notes payable. Interest paid with respect to the mortgage notes and other indebtedness was $1,636,766, $1,454,778 and $1,735,055 in 1996, 1995 and 1994,
respectively. Aggregate annual maturities of the mortgage notes payable for the five years subsequent to December 31, 1996, are as follows: $276,000--1997; $9,970,000--1998; $197,000--1999;
$213,000--2000 and $231,000--2001.

6. Income Taxes

The Partnership pays no income taxes. Partnership losses or income and taxes attributable thereto will be the responsibility of the various Partners.

Differences between the net loss as reported herein and net loss reported for federal income tax purposes arise from temporary differences related to depreciation, disposition of investment property and accrual-basis adjustments. The following is a reconciliation of reported net loss and net loss reported for federal income tax purposes:

                                  Year ended December 31
                                1996        1995         1994
                              ___________________________________

Net loss as reported
 for financial reporting
 purposes                    $(288,621)  $(469,698)  $(1,314,409)
Add:

  Depreciation                  124,096       (917)        22,782
  Loss on disposition
   of investment property             -           -       100,752
  Accrual basis adjustments      60,824      23,321         9,250
                              ___________________________________
Net loss reported for
 federal income tax
 purposes                    $(103,701)  $(447,294)  $(1,181,625)
                              ___________________________________

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

     Decade Companies

     Acquisition fees of $2,146,635 are payable to Decade Companies at December 31, 1996 and 1995. Such fees were capitalized as part of the cost of the investment properties. Interest on acquisition fees was not earned by Decade Companies in 1996, 1995 or 1994 due to a fee limitation imposed by the prospectus. Accrued interest on these fees was $397,671 at December 31, 1996 and 1995.

     In addition, mortgage placement fees of $90,246 are payable to Decade Companies at December 31, 1996 and 1995.

     Decade Properties

     Decade Properties earned the following amounts from the
     Partnership: property management fees ($471,576--1996; $449,205--1995; $489,960--1994), and interest on real estate sales commissions ($28,588--1996; $28,588--1995; $26,570--
     1994).

     Real estate sales commissions of $440,700 are payable to Decade Properties at December 31, 1996 and 1995. Such fees were capitalized into the cost of the investment properties, except for the fee earned on the disposition of Ashley Pointe Apartments of $92,100 (see Note 4). Accrued interest on these fees was $319,204 and $290,616 at December 31, 1996 and 1995.

     In addition, other miscellaneous amounts are payable including payroll reimburse-ment and property management fees totaling $75,705 and $43,470 at December 31, 1996 and 1995.

Deferred fees payable to affiliates bear interest at the minimum rate required under the Internal Revenue Code (the Code) to avoid imputed interest under the Code and is payable only from sales proceeds, Partnership operations or cash reserves. However, as described above and in Note 2, interest has not been earned on certain deferred fees for 1996, 1995 and 1994.

Reimbursed expenses paid by the General Partner or affiliates of the General Partner on behalf of the Partnership were as follows:
Decade Companies ($93,929--1996; $89,962--1995; $84,471--1994)
and Decade Properties, Inc. ($906,474--1996; $929,883--1995;
$878,934--1994).

8. Fair Values of Financial Instruments

Cash and Cash Equivalents

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long-Term Debt

The fair value of the Partnership's mortgage notes payable is estimated using a discounted cash flow analysis, based on the borrowing rates for similar types of borrowing arrangements. The fair value based on this analysis is approximately $22,290,000 for all mortgages at December 31, 1996.

9. Litigation

In December of 1996, the Partnership and certain affiliated entities commenced a civil action against a Limited Partner and certain affiliates (defendants) alleging damages for, among others, fraud and violations of securities laws. The defendants, in turn, counterclaimed, alleging the same causes of action. The ultimate outcome of these matters cannot be determined at this time; however, in the opinion of management of the Partnership, the eventual outcome of these matters will not have a material adverse effect on the financial position of the Partnership. The financial statements do not include any adjustments for liability, if any, arising from these matters.

Subsequently, an offer and settlement agreement was signed effective March 13, 1997, and the lawsuit was dismissed on March
20, 1997, resulting in no significant obligation or liability of the Partnership.

                            Decade Companies Income Properties-
                                   A Limited Partnership

               Details of Income (Loss) From Investment Property Operations

                               Year ended December 31, 1996

                                       Meadows II  Town Place  Pelican Sound
                                       Apartments  Apartments   Apartments       Total
                                       ___________________________________________________

Operating revenue associated with
 investment properties:
  Rentals                              $1,886,789  $1,515,715  $2,436,340    $5,838,844
  Other                                    66,874      80,915      96,486       244,275
                                        1,953,663   1,596,630   2,532,826     6,083,119

Operating expenses associated with
 investment properties:
  Operating                               774,011     671,396   1,118,158     2,563,565
  Administrative                           76,127      67,320     113,424       256,871
  Depreciation                            353,479     213,860     526,393     1,093,732
  Interest, including amortization
   of debt issue costs                    500,873     451,775     706,906     1,659,554
  Real estate taxes                       235,182     171,550     293,053       699,785
                                       __________________________________________________
                                        1,939,672   1,575,901   2,757,934     6,273,507
                                       __________________________________________________
Income (loss) from investment
 property operations                   $   13,991  $   20,729 $ (225,108)   $ (190,388)
                                       __________________________________________________


                   Other Financial Information