Form 10QSB
period 1997-03-31
DECADE COMPANIES INCOME PROPERTIES
filed 1997-05-15
CIK 775840

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997.

[     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

For the transition period from __________________________________
____________ to ________________________________________________

Commission file number 0-21455.

Decade Companies Income Properties - A Limited Partnership
(Exact name of small business issuer as specified in its charter)

 State of Wisconsin                               39-1518732
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)             Identification No.)

250 Patrick Blvd., Suite 140 Brookfield, Wisconsin   53045-5864
            (Address of principal executive offices)

                                  (414) 792-9200
                            (Issuer's telephone number)


Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X___  No ______.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

           PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court. Yes ____ No _____.


              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
________________________________________________.

Transitional Small Business Disclosure Format (check one):
Yes ____ No _____.

                     _______________________

Decade Companies Income Properties - A Limited Partnership

Form 10-QSB

INDEX

March 31, 1997

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited as to
          March 31, 1997 and the three months
          then ended).

          Balance Sheet at March 31, 1997.                  3

          Statements of Operations for the three months
          ended March 31, 1997 and 1996.                    4

          Statements of Partners' Capital
          for the three months ended March 31, 1997
          and the year ended December 31, 1996.             5

          Statements of Cash Flows for the three months
          ended March 31, 1997 and 1996.                    6

          Notes to Financial Statements.                    7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7 - 10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  10

Item 4. Submission of Matters to a Vote of Security
 Holders                                                   11

Item 6. Exhibits and Reports on Form 8-K.                  12

SIGNATURES                                                 13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BALANCE SHEET

March 31, 1997
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents               $ 2,340,512
Escrow deposits                             243,277
Prepaid expenses and other assets           137,507

       Total Current Assets               2,721,296

INVESTMENT PROPERTIES, AT COST:          31,133,023
Less: accumulated depreciation           (6,762,169)

Net Investment Property                  24,370,854

OTHER ASSETS:
Utility deposits                             43,415
Debt issue costs, net of accumulated
 amortization                               222,451
       Total Other Assets                   265,866

       Total Assets                     $27,358,016

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                          $   439,673
Tenant security deposits                    169,121
Distributions payable                       171,233
Accrued interest payable                     37,448
Payables to affiliates                    3,436,460
Mortgage notes payable                   23,111,147
     Total Liabilities                   27,365,082

PARTNERS' CAPITAL:
General Partner Capital                     (78,159)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)           71,093

Total Partners' Capital                      (7,066)

Total Liabilities and
 Partners' Capital                      $27,358,016



See Notes to Financial Statements.


                 STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Three Months Ended March 31
                                       1997         1996

Operating revenue:

Rental income                       $1,535,535 $  1,477,879

Operating expenses:

Operating                              738,493      664,390
Real Estate Taxes                      179,095      183,540

      Total                            917,588      847,930

Net income before
 debt service and other
 expenses                              617,947      629,949
Interest expense                      (439,821)    (403,160)
Depreciation                          (274,900)    (269,800)
Amortization of debt issue costs        (8,735)        (949)
Net (loss) from investment property   (105,509)     (43,960)

Other income (expenses):

Interest income                         34,176        6,027
Partnership management                (164,432)     (50,358)
                                      (130,256)     (44,331)

NET (LOSS)                         $  (235,765) $   (88,291)

Net (loss) attributable to
 General Partner (1%)              $    (2,358)        (889)

Net (loss) attributable to
 Limited Partners (99%)               (233,407)     (88,032)

                                   $  (235,765) $   (88,921)

Net (loss) per Limited
 Partner Interest                  $    (17.42) $     (5.04)

See Notes to Financial Statements

                    STATEMENTS OF PARTNERS' CAPITAL

        (Unaudited as to the Three Months Ended March 31, 1997)

                                 General      Limited
                                 Partner     Partners'
                                 Capital      Capital     Total



BALANCES AT 12/31/95             $(69,185) $ 3,110,465  $ 3,041,280

Repurchase of Limited Partner
 Interests                                  (1,634,546)  (1,634,546)

Tender offer costs                            (113,960)    (113,960)

Distributions to Partners         (2,730)     (604,163)    (606,893)

Net (loss) for the year           (2,886)     (285,735)    (288,621)

BALANCES AT 12/31/96            $(74,801) $    472,061  $   397,260

Tender offer costs                                 (58)         (58)

Distributions to Partners         (1,000)     (167,503)    (168,503)

Net (loss) for the period         (2,358)     (233,407)    (235,765)

BALANCES AT 3/31/97             $(78,159) $     71,093 $     (7,066)

() denotes deficit or deduction.


 See Notes to Financial Statements.

                  STATEMENTS OF CASH FLOWS - (UNAUDITED)

                   For The Three Months Ended March 31,
                                           1997            1996

CASH PROVIDED BY (USED FOR) OPERATIONS  $   (8,684)     $  215,262

INVESTING ACTIVITIES:
Proceeds from exchange escrow account          ---         269,486
Additions to investment property           (29,826)        (32,488)

Net cash provided by (used in) investing
 activities                                (29,826)        236,998

FINANCING ACTIVITIES:
Principal payments on mortgage notes       (73,839)        (54,565)
Payment of tender offer costs                  (58)              0
Distributions paid to limited partners    (167,504)       (218,330)

NET CASH (USED IN) FINANCING ACTIVITIES   (241,401)       (272,895)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                              (279,911)        179,365

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                               2,620,423          56,316

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   $2,340,512      $  235,681

Supplementary disclosure of cash flow information:

          Interest paid                 $  432,724      $  360,400
          Income taxes paid                      0               0

See Notes to Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue from rental income was $1,535,500 in the quarter ended March 31, 1997, compared to $1,477,900 for the same period of 1996, an increase of 3.9%. Rental income was provided by the three sites for the comparative three month periods as follows:

                                                        Percent
                   Three Months Ended         Increase      Increase
                 3/31/97        3/31/96      (Decrease)     (Decrease)
Pelican Sound  $  648,300     $  598,800     $   49,500     8.3%
Meadows II        483,900        481,400          2,500     0.7%
Town Place        403,300        397,700          5,600     1.4%
Total          $1,535,500     $1,477,900     $   57,600     3.9%

The average monthly gross potential rent per unit at the Apartments for the first quarter of 1997, and the comparative period in 1996 is set forth below:
                          Number
                         of Units      1997        1996
Pelican Sound               379        $579        $564
The Meadows II              316        $572        $560
Town Place                  240        $581        $570
All Rental Units            935        $577        $564

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the quarter ended March 31, 1997, and the comparable period in 1996, is set forth below:

                                  Three Months Ended
                                  3/31/97     3/31/96

Pelican Sound                       96.6%       94.5%
The Meadows II                      88.7%       91.2%
Town Place                          93.9%       93.3%
All Rental Units                    93.2%       93.1%

The range of occupancy levels at the Apartments for the three month period ended March 31, 1997, and the comparable period in 1996, is set forth below:
                                  Three Months Ended
                                  3/31/97     3/31/96

Pelican Sound                     96.0-97.8%  91.5-99.0%
The Meadows II                    85.8-90.6%  90.4-91.7%
Town Place                        92.7-94.7%  93.3-93.7%
All Rental Units                  93.0-93.4%  91.9-94.7%

Total rental expenses before depreciation and debt service in the three month period ended March 31, 1997 increased by $70,000, from $848,000 to $918,000, compared to the same period of 1996. The increase was comprised of increases from The Meadows II ($26,000), Town Place ($24,000), and Pelican Sound ($20,000).

Net income from rental property operations before debt service and depreciation was approximately $618,000 for the first three months of 1997, compared to $630,000 for the comparative period, a decrease of approximately $12,000. The decrease was comprised of decreases at The Meadows II ($24,000), and Town Place ($18,000), offset by an increase at Pelican Sound of $30,000.

As a result of the foregoing, net operating income before depreciation and debt service was $618,000 for the quarter compared to $630,000 for the comparative quarter. For the quarter, Pelican Sound contributed $249,000 (40%) of net operating income before depreciation and debt service; The Meadows contributed $210,000 (34%); and Town Place contributed $159,000 (26%).

Interest expense increased $36,600 from the comparative period primarily as a result of the additional debt service on the increased loan amount on Town Place Apartments which was incurred in May 1996.

The net income before debt service from real estate activities is partially sheltered by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization increased $13,000 from 1996 to 1997 for the respective three month periods.

The Partnership's net other expenses increased in 1997 by approximately $86,000. Partnership management expenses increased $114,000, offset by an increase in interest income of $28,000. The increase in partnership management expenses of $114,000 is primarily attributable to the litigation expenses incurred in the lawsuit against Arnold K. Leas, Wellington Management Corporation, and WMC Realty, Inc. and for costs incurred for the proxy solicitation to adopt an amendment to Section 8 of the Limited Partnership Agreement encaptioned the "Fair Price Provision". The increase in interest earned is primarily attributable to income from a larger investment portfolio arising from the refinancing in May 1996 of the Town Place mortgage.

As a result of the foregoing, the Partnership's net loss for the quarter ended March 31, 1997 was $236,000, compared to a loss of $88,000 in the same period of 1996. Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended March 31, 1997 and 1996 was $48,000 and $182,000.

Liquidity and Financial Condition

At March 31, 1997 there was $2.6 million of cash and cash equivalents and escrow deposits available to pay liabilities. Current liabilities are approximately $3.7 million at March 31, 1997, of which approximately $2.6 million is payable to the General Partner and does not bear interest. The General Partner more likely than not will be paid the entire amount of deferred fees during 1997 (which would eliminate all unrestricted cash reserves of the Partnership). The actual timing of the payment of deferred fees and related interest will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation and protection of the Partnership.

During the first three months of 1997, cash and cash equivalents decreased by $280,000. During the period $9,000 was used by operating activities, $30,000 was used in investing activities and approximately $241,000 was used in financing activities that included payments on the mortgage notes and distributions to partners as shown herein on the Statements of Cash Flows.

Cash reserves were used to fund the first quarter cash distributions paid to the Limited Partners of $168,000. Usually day-to-day operating expenses are funded from operations and do not require the use of cash reserves. However, the litigation and proxy solicitation during the first quarter required the need of operating cash and cash reserves.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of Cash Flow less amounts set aside for Reserves. In January the Partnership paid to the Limited Partners the December declaration of $167,500 ($12.50 per Interest) and declared a similar amount payable for the first quarter of 1997 to be paid in April 1997. The distribution payable to the General Partner of $1,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount.

The outstanding principal balance on mortgage notes was reduced by $74,000 during the quarter. Scheduled mortgage debt principal reductions are approximately $202,000 over the balance of the year.

Partners' Capital decreased by $404,000 during the first three months of 1997 due to the net loss for financial reporting purposes of approximately $236,000 and cash distributions declared payable to the partners of $168,000.

PART II.

OTHER INFORMATION

Item 1. Legal Proceeding.

In December 1996, the Partnership and Decade Companies, its General Partner, brought an action in the U. S. District Court for the Eastern District of Wisconsin against Arnold K. Leas, Wellington Management Corporation, and WMC Realty, Inc. (collectively the "Defendants") for injunctive and other relief based on asserted securities laws violations and other claims arising from a proxy statement and other filings by Mr. Leas and Wellington Management Corporation. The Defendants counterclaimed against the Partnership and Decade Companies for alleged securities laws violations. Mr. Leas and Wellington Management Corporation ultimately undertook a proxy contest seeking, among other things, to remove Decade Companies as the Partnership's General Partner. Their solicitation failed to obtain approval by a majority of the Interests outstanding.

The litigation between the Partnership and Decade Companies and the Defendants was dismissed on March 20, 1997 pursuant to the stipulation of the parties.

The lawsuit was dismissed pursuant to a settlement agreement dated March 13, 1997, between the parties. Pursuant to the settlement agreement, Jeffrey Keierleber agreed to purchase certain Interests for a net price to the Limited Partner of $550 per Interest (plus commissions ranging from $42.50 to $55.00 per Interest paid to an affiliate of the Defendants) until May 5, 1997, provided that the Limited Partnership Interests were acquired by isolated transactions that did not give rise to general solicitation or a tender offer. Pursuant to the settlement agreement, Mr. Keierleber and Mr. Leas (and their affiliates) agreed that for a period of ten years from March 13, 1997, neither they nor any affiliate will: (a) acquire, offer to acquire or agree to acquire, directly or indirectly, by purchase or otherwise, any voting securities (including partnership interests) or direct or indirect rights or options to acquire any securities of any Decade or Wellington sponsored partnership or an affiliate of the parties, as the case may be; (b) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" to vote (as such terms are used in the proxy rules of the Securities and Exchange Commission) or seek to advise or influence any person or entity with respect to the voting of any voting securities of any Decade or Wellington sponsored partnership or an affiliate; (c) form, join or in any way participate in a "group" within the meaning of
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, with respect to any voting securities of any Decade or Wellington sponsored partnership or an affiliate; or (d) otherwise act, alone or in concert with others, to seek to control or influence the management, the general partner or policies of any Decade or Wellington sponsored partnership or an affiliate.

Item 4.  Submission of Matters to Vote of Securities Holders.

On January 4, 1997 a proxy statement and consent was mailed by the General Partner to all Limited Partners in connection with a proposed amendment to the Limited Partnership Agreement to adopt a new Section
8.6 encaptioned the "Fair Price Provision". The proxy period expired on February 4, 1997. The Fair Price Provision was adopted by a majority of 7,253 Interests (approximately 54% of the outstanding Interests) voting for the proposal, 2,807 Interests against the proposal, 520 Interests abstaining, and 2,820 Interests not voting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

On March 26, 1997 the Partnership filed a report on Form 8-K to report the dismissal on March 20, 1997 of the litigation against Arnold K. Leas, Wellington Management Corporation, and WMC Realty, Inc. pursuant to a Settlement Agreement dated March 13, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DECADE COMPANIES INCOME PROPERTIES -
                                A LIMITED PARTNERSHIP
                                (Registrant)

                             By: DECADE COMPANIES
                                (General Partner)

Date:    May 15, 1997        By: _________________________________
                                 Jeffrey Keierleber
                                 General Partner and Principal
                                   Financial and Accounting Officer
                                   of Registrant