Form 10-Q
period 1997-06-30
DECADE COMPANIES INCOME PROPERTIES
filed 1997-08-11
CIK 775840

U. S. Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997.

[     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

For the transition period from               to

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

                          Not Applicable
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No       .

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

            PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by court.  Yes       No      .
               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:_______________.

Transitional Small Business Disclosure Format (check one):
Yes      No   X .


    Decade Companies Income Properties - A Limited Partnership

                           Form 10-QSB

                              INDEX

                          June 30, 1997

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited as to
          June 30, 1997 and the six months
          then ended).

          Balance Sheet at June 30, 1997.                   3

          Statements of Operations for the three months
          and six months ended June 30, 1997 and 1996.      4

          Statements of Partners' Capital
          for the six months ended June 30, 1997
          and the year ended December 31, 1996.             5

          Statements of Cash Flows for the six months
          ended June 30, 1997 and 1996.                     6

          Notes to Financial Statements.                    7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7 - 10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  11

Item 6. Exhibits and Reports on Form 8-K.                  11

SIGNATURES                                                 12

Exhibit (11) Statement Re: Computation of Earnings Per     13
             Limited Partner Interest

                     PART I. FINANCIAL INFORMATION

                    Item 1. Financial Statements

                            BALANCE SHEET

                             June 30, 1997
                              (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents               $ 2,315,451
Escrow deposits                             327,910
Prepaid expenses and other assets           108,516

       Total Current Assets               2,751,877

INVESTMENT PROPERTIES, AT COST:          31,182,043
Less: accumulated depreciation           (7,038,769)

Net Investment Property                  24,143,274

OTHER ASSETS:
Utility deposits                             43,415
Debt issue costs, net of accumulated
 amortization                               212,717
       Total Other Assets                   256,132

       Total Assets                     $27,151,283

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                          $   563,217
Tenant security deposits                    161,162
Distributions payable                       172,234
Accrued interest payable                     37,333
Payables to affiliates                    3,473,290
Mortgage notes payable                   23,040,389
     Total Liabilities                   27,447,625

PARTNERS' CAPITAL:
General Partner Capital                     (80,366)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)         (215,976)

Total Partners' Capital                    (296,342)

Total Liabilities and
 Partners' Capital                      $27,151,283



See Notes to Financial Statements.

                        CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                          Three Months Ended               Six Months Ended
                            6/30/97         6/30/96        6/30/97      6/30/96

Operating revenue:

Rental income            $ 1,529,291    $ 1,495,409    $3,064,826     $2,973,288

Operating expenses          (707,115)      (738,612)   (1,445,608)    (1,403,002)
Real estate taxes           (176,941)      (181,040)     (356,036)      (364,580)
Total operating
  expenses                  (884,056)      (919,652)   (1,801,644)     (1,767,582)

Net operating income         645,235        575,757     1,263,182       1,205,706
Interest expense            (435,691)      (373,829)     (875,512)       (776,989)
Depreciation                (276,600)      (272,500)     (551,500)       (542,300)
Amortization                  (8,734)        (2,948)      (17,469)         (3,897)
Net income (loss) from
 investment property         (75,790)       (73,520)     (181,299)       (117,480)

Other income (expenses):
Interest income               33,799         40,368        67,975          46,395
Partnership management       (78,781)       (53,540)     (243,213)       (103,898)
                             (44,982)       (13,172)     (175,238)        (57,503)

NET (LOSS)                 $(120,772)    $  (86,692)    $(356,537)     $ (174,983)

Net income (loss)
 attributable to
 General Partner(1%)       $  (1,208)    $     (867)    $   (3,565)    $   (1,750)

Net income (loss)
 attributable to
 Limited Partners (99%)     (119,564)       (85,825)      (352,972)      (173,233)
                           $(120,772)    $  (86,692)    $ (356,537)    $ (174,983)

Net (loss) per Limited
 Partner Interest          $   (8.92)    $    (4.91)    $   (26.34)    $    (9.92)

See Notes to Financial Statements

/TABLE

                STATEMENTS OF PARTNERS' CAPITAL

     (Unaudited as to the Six Months Ended June 30, 1997)

                                 General      Limited
                                 Partner     Partners'
                                 Capital      Capital     Total



BALANCES AT 12/31/95            $(69,185) $ 3,110,465 $3,041,280


Repurchase of Limited Partner
 Interests                                (1,634,546) (1,634,546)

Tender offer costs                          (113,960)   (113,960)

Distributions to Partners       (2,730)     (604,163)   (606,893)

Net (loss) for the year         (2,886)     (285,735)   (288,621)

BALANCES AT 12/31/96          $(74,801)   $  472,061  $  397,260

Tender offer costs                               (58)        (58)

Distributions to Partners       (2,000)     (335,007)   (337,007)

Net (loss) for the period       (3,565)     (352,972)   (356,537)

BALANCES AT 6/30/97           $(80,366)   $ (215,976) $ (296,342)

() denotes deficit or deduction.


 See Notes to Financial Statements.

             STATEMENTS OF CASH FLOWS - (UNAUDITED)

                For The Six Months Ended June 30,
                                           1997            1996

CASH PROVIDED BY OPERATIONS             $ 253,526     $   560,173

INVESTING ACTIVITIES:
Proceeds from exchange escrow account         ---         267,287
Additions to investment property          (78,840)        (80,309)

Net cash provided by (used in) investing
 activities                               (78,840)        186,978

FINANCING ACTIVITIES:
Proceeds from new mortgage loan               ---       6,700,000
Principal payments on mortgage notes     (144,592)     (2,609,035)
Payment of tender offer costs                 (58)              0
Payment of debt issue costs                   ---        (141,009)
Distributions paid to limited partners   (335,008)       (436,660)

Net cash provided by financing activities(479,658)      3,513,296

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                             (304,972)      4,260,447

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                              2,620,423          56,316

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                  $2,315,451      $4,316,763

Supplementary disclosure of cash flow information:

          Interest paid                $  868,530      $  755,404
          Income taxes paid                     0               0



See Notes to Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue from rental income was $1,529,300 in the quarter ended June 30, 1997, compared to $1,495,400 for the same period of 1996, an increase of 2.3%. For the six month period ended June 30,1997 rental income was $3,064,800 compared to $2,973,300 for the same period in 1996, an increase of 3.1%. Rental income was provided by the three sites for the comparative three and six month periods set forth below:
                                                        Percent
                 For Three Months Ended       Increase  Increase
                 6/30/97        6/30/96      (Decrease)  (Decrease)
Pelican Sound  $  663,400     $  629,600     $   33,800     5.4%
Meadows II        449,900        489,400        (39,500)   (8.1%)
Town Place        416,000        376,400         39,600    10.5%
Total          $1,529,300     $1,495,400     $   33,900     2.3%

                                                        Percent
                  For Six Months Ended        Increase  Increase
                 6/30/97        6/30/96      (Decrease)  (Decrease)
Pelican Sound  $1,311,700     $1,228,400     $   83,300     6.8%
Meadows II        933,800        970,800        (37,000)   (3.8%)
Town Place        819,300        774,100         45,200     5.8%
Total          $3,064,800     $2,973,300     $   91,500     3.1%

The increased revenue at Pelican Sound and Town Place are attributable to both rent increases and higher occupancy. The revenue decrease at Meadows II is primarily attributable to lower occupancy which resulted from increasing the asking rents.

The average monthly gross potential rent per unit at the Apartments for the second quarter of 1997 and for the six month period of 1997, and the comparative periods in 1996, is set forth below:

                 Number   Three Months Ended     Six Months Ended
                of Units 6/30/97    6/30/96    6/30/97    6/30/96
Pelican Sound      379      $583       $566       $581       $565
The Meadows II     316      $577       $560       $574       $560
Town Place         240      $589       $574       $585       $572
All Rental Units   935      $582       $566       $580       $565

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the second quarter ended June 30, 1997 and for the six month period of 1997, and the comparable periods in 1996, is set forth below:

                   Three Months Ended       Six Months Ended
                   6/30/97    6/30/96       6/30/97  6/30/96

Pelican Sound       98.3%       95.5%        97.4%     95.0%
The Meadows II      83.3%       90.6%        86.0%     90.9%
Town Place          93.6%       89.7%        93.7%     91.5%
All Rental Units    92.1%       92.3%        92.7%     92.7%

The range of occupancy levels at the Apartments for the second quarter period ended June 30, 1997 and for the six month period of 1997, and the comparable periods in 1996, is set forth below:

                  Three Months Ended          Six Months Ended
                  6/30/97     6/30/96       6/30/97     6/30/96

Pelican Sound    97.9-98.5%  95.0-96.4%  96.0-98.5%   91.5-99.0%
The Meadows II   83.0-83.8%  86.9-92.4%  83.0-90.6%   86.9-92.4%
Town Place       92.8-94.2%  86.5-91.3%  92.7-94.7%   91.2-93.7%
All Rental Units 91.6-92.4%  91.9-93.2%  91.6-93.4%   91.9-94.7%

Total rental expenses before depreciation and debt service in the three month period ended June 30, 1997 decreased by $36,000, from $920,000 to $884,000, compared to the same period of 1996. The decrease was comprised of decreases at Town Place ($18,000) and Pelican Sound
($28,000), offset by an increase at Meadows II of $11,000.

For the six month period total rental expense increased in the 1997 period by $34,000 from $1,768,000 to $1,802,000. This increase was comprised of increases at Town Place of $17,000 and at Pelican Sound of $28,000, offset by a decrease at The Meadows II of $11,000.

Net income from rental property operations before debt service and depreciation was approximately $645,000 for the second quarter of 1997, compared to $576,000 for the comparative 1996 period, an increase of approximately $69,000. The increase was comprised of increases at Pelican Sound ($25,000) and at Town Place of $45,000, offset by a decrease at Meadows II of $1,000.

For the six month period net income from rental operations before depreciation and debt service was approximately $1,263,000 for the 1997 period compared to $1,206,000 for the comparable 1996 period, an increase of $57,000. The increase was comprised of increases from Town Place of $27,000 and Pelican Sound of $55,000, offset by a decrease from the Meadows II of $25,000.

As a result of the foregoing, net operating income before depreciation and debt service was $645,000 for the quarter compared to $576,000 for the comparative quarter. For the quarter, Pelican Sound contributed $280,000 (43%) of net operating income before depreciation and debt service; The Meadows contributed $174,000 (27%); and Town Place contributed $191,000 (30%).

As a result of the foregoing, the net operating income before depreciation and debt service was $1,263,000 for the current six months compared to $1,206,000 for the comparative period. Pelican Sound contributed $529,000 (39%), The Meadows II contributed $384,000 (34%) and Town Place contributed $350,000 (27%).

Interest expense for the second quarter of 1997 increased $62,000 from the comparative period and increased $99,000 for the six month period. The increase was primarily the result of the additional debt service incurred on the increased loan amount from the refinancing of the mortgage on Town Place Apartments which occurred in May 1996.

The net income before debt service from real estate activities is partially sheltered by deductions for depreciation and amortization which do not affect cash flow. Depreciation increased $9,900 for the second quarter of 1997 compared to 1996, and by $22,500 for the six month period.

The Partnership's net other expenses increased in 1997 by approximately $118,000. Partnership management expenses increased $139,000, offset by an increase in interest income of $21,000. The increase in partnership management expenses of $139,000 is primarily attributable to the litigation expenses incurred in the lawsuit against Arnold K. Leas, Wellington Management Corporation, and WMC Realty, Inc. and for costs incurred for the proxy solicitation to adopt an amendment to Section 8 of the Limited Partnership Agreement encaptioned the "Fair Price Provision". The increase in interest earned is primarily attributable to income from a larger investment portfolio arising from the refinancing in May 1996 of the Town Place mortgage.

As a result of the foregoing, the Partnership's net loss for the quarter ended June 30, 1997 was $121,000, compared to a loss of $87,000 in the same period of 1996. Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended June 30, 1997 and 1996 was $165,000 and $189,000, and for the six month periods $212,000 for 1997 compared to $371,000 for 1996.

Liquidity and Sources of Capital

At June 30, 1997 there was $2.6 million of cash and cash equivalents and escrow deposits available to pay liabilities. Current liabilities are approximately $4.2 million at June 30, 1997, of which approximately $2.6 million is payable to the General Partner and does not currently bear interest. The General Partner more likely than not will be paid the entire amount of deferred fees and deferred interest thereon of $730,000 during 1997 (which would eliminate all unrestricted cash reserves of the Partnership). The actual timing of the payment of deferred fees and related interest will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation and protection of the Partnership.

During the first six months of 1997, cash and cash equivalents decreased by $305,000. During the period $254,000 was provided by operating activities, $79,000 was used in investing activities and approximately $480,000 was used in financing activities that included payments on the mortgage notes and distributions to partners as shown herein on the Statements of Cash Flows.

Cash reserves were used to fund part of the cash distributions paid to the Limited Partners of $335,000 during the six months of 1997. Usually day-to-day operating expenses are funded from operations and do not require the use of cash reserves. However, the litigation and proxy solicitation during the first quarter required the need of operating cash and cash reserves.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of Cash Flow less amounts set aside for Reserves. In April the Partnership paid to the Limited Partners the March declaration of $167,500 ($12.50 per Interest) and declared a similar amount payable for the second quarter of 1997 to be paid in July 1997. The distribution payable to the General Partner of $2,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount.

The outstanding principal balance on mortgage notes was reduced by $145,000 during the quarter. Scheduled mortgage debt principal reductions are approximately $131,000 over the balance of the year.

Partners' Capital decreased by $694,000 during the first six months of 1997 due to the net loss for financial reporting purposes of approximately $357,000 and cash distributions declared payable to the partners of $337,000.

In its ordinary course of operations, the Partnership is negotiating to sell Town Place Apartments for approximately $10.1 million. Tentative closing would be scheduled to occur on or before January 15, 1998, but in no event earlier than January 1, 1998. If the proposed transaction is consummated, which is subject to numerous conditions, it is anticipated that the transaction will be structured as a like-kind exchange qualifying under Section 1031 of the Internal Revenue Code. As of this date, the Partnership has not identified a "replacement property" nor has any Agreement for Purchase and Sale of Town Place Apartments, Clearwater, Florida been signed. These negotiations are ongoing and an offer lapsed, without acceptance, on Monday, August 4, 1997. Since that date, there have been no further negotiations or communications.

PART II.

OTHER INFORMATION

Item 1. Legal Proceeding.

There is no material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are included herein:

(11) Statement re: computation of earnings per share

The Partnership did not file any reports on Form 8-K during the three months ended June 30, 1997.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DECADE COMPANIES INCOME PROPERTIES -
                                A LIMITED PARTNERSHIP
                                   (Registrant)

                             By: DECADE COMPANIES
                                (General Partner)

Date: August 11, 1997        By:/s/ Jeffrey Keierleber
                                      Jeffrey Keierleber
                                General Partner and Principal
                                  Financial and Accounting Officer
                                  of Registrant


Exhibit (11)-- Statement Re: Computation of Earnings Per Limited Partner
Interest

                    Three Months Ended       Six Months Ended
                          June 30                 June 30
                  1997         1996          1997        1996

Primary and fully
diluted:

Average Limited
Partner
Interests
outstanding    13,400.27      17,466.31  13,400.27     17,466.31

Net (loss)     ($119,564)      ($85,825) ($352,972)    $(173,233)

Per share
amount            ($8.92)        ($4.91)   ($26.34)       ($9.92)