Form 10-Q
period 1997-09-30
DECADE COMPANIES INCOME PROPERTIES
filed 1997-11-12
CIK 775840

U. S. Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                          .

Transitional Small Business Disclosure Format (check one):
Yes      No   X .


    Decade Companies Income Properties - A Limited Partnership

                           Form 10-QSB

                              INDEX

                        September 30, 1997

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited as to
          September 30, 1997 and the nine months
          then ended).

          Balance Sheet at September 30, 1997.              3

          Statements of Operations for the three months
          and nine months ended September 30, 1997 & 1996.  4

          Statements of Partners' Capital
          for the nine months ended September 30, 1997
          and the year ended December 31, 1996.             5

          Statements of Cash Flows for the nine months
          ended September 30, 1997 and 1996.                6

          Notes to Financial Statements.                    7

Item 2. Management's Discussion and Analysis or Plan
          of Operation                                      7 - 10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  11

Item 6. Exhibits and Reports on Form 8-K.                  11

SIGNATURES                                                 12

Exhibit (11) Statement Re: Computation of Earnings Per     13
             Limited Partner Interest

Exhibit (27) Financial Tables

                     PART I. FINANCIAL INFORMATION

                    Item 1. Financial Statements

                            BALANCE SHEET

                          September 30, 1997
                              (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                 2,271,316
Escrow deposits                             384,192
Prepaid expenses and other assets            68,195

       Total Current Assets               2,723,703

INVESTMENT PROPERTIES, AT COST:          31,236,872
Less: accumulated depreciation           (7,319,669)

Net Investment Property                  23,917,203

OTHER ASSETS:
Utility deposits                             43,415
Debt issue costs, net of accumulated
 amortization                               204,987
       Total Other Assets                   248,402

       Total Assets                      26,889,308

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                              628,780
Tenant security deposits                    149,294
Distributions payable                       173,234
Accrued interest payable                     37,330
Payables to affiliates                    3,484,336
Mortgage notes payable                   22,970,778
     Total Liabilities                   27,443,752

PARTNERS' CAPITAL:
General Partner Capital                     (82,261)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)         (472,183)

Total Partners' Capital                    (554,444)

Total Liabilities and
 Partners' Capital                       26,889,308



See Notes to Financial Statements.


                                       CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        Three Months Ended                         Nine Months Ended
                                     9/30/97        9/30/96                       9/30/97      9/30/96

Operating revenue:

Rental income                       1,530,957       1,527,812                   4,595,783     4,501,100

Operating expenses                   (703,732)       (731,329)                 (2,149,340)   (2,134,331)
Real estate taxes                    (186,445)       (176,469)                   (542,481)     (541,049)
Total operating
  expenses                           (890,177)       (907,798)                 (2,691,821)   (2,675,380)

Net operating income                  640,780         620,014                   1,903,962     1,825,720
Interest expense                     (451,251)       (441,611)                 (1,326,763)   (1,218,600)
Depreciation                         (280,900)       (275,000)                   (832,400)     (817,300)
Amortization                           (8,730)        (10,641)                    (26,199)      (14,538)
Net income (loss) from
 investment property                 (100,101)       (107,238)                   (281,400)     (224,718)

Other income (expenses):
Interest income                        33,638          63,821                     101,613       110,216
Partnership management                (22,988)        (32,227)                   (266,201)     (136,125)
                                       10,650          31,594                    (164,588)      (25,909)

NET (LOSS)                            (89,451)        (75,644)                   (445,988)     (250,627)

Net income (loss)
 attributable to
 General Partner (1%)                    (895)           (756)                     (4,460)       (2,506)

Net income (loss)
 attributable to
 Limited Partners (99%)               (88,556)        (74,888)                   (441,528)     (248,121)
                                      (89,451)        (75,644)                   (445,988)     (250,627)

Net (loss) per Limited
 Partner Interest                       (6.61)          (4.29)                     (32.95)       (14.21)

See Notes to Financial Statements

                                               STATEMENTS OF PARTNERS' CAPITAL

                                 (Unaudited as to the Nine Months Ended September 30, 1997)

                                           General      Limited
                                           Partner     Partners'
                                           Capital      Capital     Total


BALANCES AT 12/31/95                       (69,185)   3,110,465  3,041,280

Repurchase of Limited Partner
 Interests                              (1,634,546)  (1,634,546)

Tender offer costs                        (113,960)    (113,960)

Distributions declared to Partners          (2,730)    (604,163)  (606,893)

Net (loss) for the year                     (2,886)    (285,735)  (288,621)

BALANCES AT 12/31/96                       (74,801)     472,061    397,260

Tender offer costs                            (203)        (203)

Distributions declared to Partners          (3,000)    (502,513)  (505,513)

Net (loss) for the period                   (4,460)    (441,528)  (445,988)

BALANCES AT 9/30/97                    $   (82,261)  $ (472,183) $(554,444)

() denotes deficit or deduction.


 See Notes to Financial Statements.

                STATEMENTS OF CASH FLOWS - (UNAUDITED)

                For The Nine Months Ended September 30,
                                           1997            1996

CASH PROVIDED BY OPERATIONS               501,491         782,567

INVESTING ACTIVITIES:
Proceeds from exchange escrow account         ---         264,330
Additions to investment property         (133,675)       (130,139)

Net cash provided by (used in) investing
 activities                              (133,675)        134,191

FINANCING ACTIVITIES:
Proceeds from new mortgage loan               ---       6,700,000
Principal payments on mortgage notes     (214,208)     (2,674,918)
Payment of tender offer costs                (203)         (4,950)
Payment of debt issue costs                     0        (141,009)
Distributions paid to limited partners   (502,512)       (654,990)

Net cash provided by (used in) financing
 activities                              (716,923)      3,224,133

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                             (349,107)      4,140,891

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                              2,620,423          56,316

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   2,271,316       4,197,207

Supplementary disclosure of cash flow information:

          Interest paid                 1,305,490       1,197,458
          Income taxes paid                     0               0

See Notes to Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Results of Operations

Rental income was provided by the three sites for the comparative three and nine month periods as set forth below:

                                                        Percent
                 For Three Months Ended       Increase  Increase
                 9/30/97        9/30/96      (Decrease)  (Decrease)
Pelican Sound     684,200        656,900         27,300     4.2%
The Meadows II    456,900        468,300        (11,400)   (2.4%)
Town Place        389,900        402,600        (12,700)   (3.1%)
Total           1,531,000      1,527,800          3,200      .2%

                                                        Percent
                  For Nine Months Ended       Increase  Increase
                 9/30/97        9/30/96      (Decrease)  (Decrease)
Pelican Sound   1,995,900      1,885,300        110,600     5.9%
The Meadows II  1,390,700      1,439,100        (48,400)   (3.4%)
Town Place      1,209,200      1,176,700         32,500     2.8%
Total           4,595,800      4,501,100         94,700     2.1%

Operating revenue from rental income was $1,531,000 in the quarter ended September 30, 1997, compared to $1,527,800 for the same period of 1996, an increase of .2%. A $27,000 increase in rental income at Pelican Sound was offset by decreases at Town Place ($13,000) and The Meadows II ($11,000) resulting in a net increase of $3,000 for the quarter. The increased revenue at Pelican Sound is attributable to both rent increases and higher occupancy. Although asking rents increased and occupancy increased at Meadows II, the rental income declined due to an increase in rent concessions which were allowed in an effort to stimulate occupancy. At Town Place the decrease in rental revenue was attributable to a decrease in occupancy resulting from aggressive increases in asking rents.

For the nine month period ended September 30, 1997 rental income was $4,595,800 compared to $4,501,100 for the same period in 1996, an increase of 2.1%. A $111,000 increase at Pelican Sound and a $32,000 increase at Town Place was offset by a $48,000 decrease at The Meadows II resulting in a $95,000 increase for the nine month period. The increased revenue at Pelican Sound is attributable to both rent increases and higher occupancy (more than 97% in the 1997 period). The increased revenue at Town Place is attributable to higher rent collections while occupancy remained stable at approximately 93% for the comparative periods.

The average monthly gross potential rent per unit at the Apartments for the third quarter of 1997 and for the nine month period of 1997, and the comparative periods in 1996, is set forth below:

                Number Three Months Ended Nine Months Ended of Units 9/30/97 9/30/96 9/30/97 9/30/96
Pelican Sound      379      $590       $572       $584       $568
The Meadows II     316      $582       $565       $577       $562
Town Place         240      $594       $576       $588       $573
All Rental Units   935      $589       $571       $583       $567

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the third quarter ended September 30, 1997 and for the nine month period of 1997, and the comparable periods in 1996, is set forth below:

                   Three Months Ended       Nine Months Ended
                   9/30/97    9/30/96       9/30/97   9/30/96
Pelican Sound       97.0%       94.2%        97.3%     94.7%
The Meadows II      88.9%       87.7%        87.0%     89.8%
Town Place          91.0%       95.9%        92.8%     93.0%
All Rental Units    92.7%       92.4%        92.7%     92.6%

The range of occupancy levels at the Apartments for the third quarter period ended September 30, 1997 and for the nine month period of 1997, and the comparable periods in 1996, is set forth below:
                  Three Months Ended          Nine Months Ended
                  9/30/97     9/30/96       9/30/97     9/30/96
Pelican Sound    96.5-97.3%  93.3-94.9%  96.0-98.5%   91.5-99.0%
The Meadows II   84.0-93.1%  85.0-92.3%  83.0-93.1%   85.0-92.4%
Town Place       88.8-93.3%  94.9-96.5%  88.8-94.7%   86.5-96.5%
All Rental Units 91.5-93.7%  91.5-94.2%  91.5-93.7%   91.5-94.8%

Total rental expenses before depreciation and debt service in the three month period ended September 30, 1997 decreased by $18,000, from $908,000 to $890,000, compared to the same period of 1996. The decrease was comprised of decreases at Pelican Sound ($34,000) and at The Meadows II ($11,000), offset by an increase at Town Place of $27,000.

For the nine month period total rental expense increased in the 1997 period by $17,000 from $2,675,000 to $2,692,000. This net increase was comprised of an increase at Town Place of $45,000, offset by decreases at the Meadows II of $22,000 and at Pelican Sound of $6,000.

Net income from rental property operations before debt service and depreciation was approximately $641,000 for the third quarter of 1997, compared to $620,000 for the comparative 1996 period, an increase of approximately $21,000. The increase was comprised of increases at Pelican Sound of $62,000, offset by a decrease at The Meadows II of $1,000 and at Town Place of $40,000.

For the nine month period net income from rental operations before depreciation and debt service was approximately $1,904,000 for the 1997 period compared to $1,826,000 for the comparable 1996 period, an increase of $78,000. The increase was comprised of an increase from Pelican Sound of $117,000, offset by decreases from The Meadows II of $26,000 and Town Place of $13,000.

As a result of the foregoing, net operating income before depreciation and debt service was $641,000 for the quarter compared to $620,000 for the comparative quarter. For the quarter, Pelican Sound contributed $334,000 (52%) of net operating income before depreciation and debt service; The Meadows II contributed $176,000 (28%); and Town Place contributed $131,000 (20%).

As a result of the foregoing, the net operating income before depreciation and debt service was $1,904,000 for the current nine months compared to $1,826,000 for the comparative period. Pelican Sound contributed $863,000 (45%), The Meadows II contributed $560,000 (30%) and Town Place contributed $481,000 (25%).

Interest expense for the third quarter of 1997 increased $9,600 from the comparative period and increased $108,000 for the nine month period. The increases were primarily the result of the additional debt service incurred on the increased loan amount from the refinancing of the mortgage on Town Place Apartments which occurred in May 1996.

The net income before debt service from real estate activities is partially sheltered by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization increased $4,000 for the third quarter of 1997 compared to 1996, and by $27,000 for the nine month period.

The Partnership's net other expenses for the third quarter decreased $21,000 from the comparative period, but increased by approximately $139,000 for the nine month period. Partnership management expenses decreased $9,000 in the third quarter, but increased $130,000 for the nine month period. There was a decrease in interest income of $30,000 for the third quarter and $9,000 for the nine month period. The increase in partnership management expenses of $130,000 is primarily attributable to the litigation expenses incurred in the lawsuit against Arnold K. Leas, Wellington Management Corporation, and WMC Realty, Inc. and for costs incurred for the proxy solicitation to adopt an amendment to Section 8 of the Limited Partnership Agreement encaptioned the "Fair Price Provision". The decrease in interest earned is primarily attributable to a smaller investment portfolio in 1997 as a result of using cash reserves to repurchase Limited Partner Interests in 1996.

As a result of the foregoing, the Partnership's net loss for the quarter ended September 30, 1997 was $89,000, compared to a loss of $76,000 in the same period of 1996. Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended September 30, 1997 and 1996 was $200,000 and $210,000, and for the
nine month periods $413,000 for 1997 compared to $581,000 for 1996.

Liquidity and Sources of Capital

At September 30, 1997 there was approximately $2.7 million of cash and cash equivalents and escrow deposits available to pay liabilities. Current liabilities are approximately $4.1 million at September 30, 1997, of which approximately $3 million is payable to the General Partner and does not currently bear interest. The payment of the entire amount of deferred fees and deferred interest thereon would eliminate all unrestricted cash reserves of the Partnership. While the deferred fees and related interest may be paid in the near future, the actual timing of the payment will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation and protection of the Partnership.

During the first nine months of 1997, cash and cash equivalents decreased by $349,000. During the period $501,000 was provided by operating activities, $133,000 was used in investing activities and $717,000 was used in financing activities that included payments on the mortgage notes ($214,000) and distributions paid to limited partners ($503,000) as shown herein on the Statements of Cash Flows.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of Cash Flow less amounts set aside for Reserves. In July the Partnership paid to the Limited Partners declarations of $167,500 ($12.50 per Interest) and declared a similar amount payable for the third quarter of 1997 to be paid in October 1997. The distribution payable to the General Partner of $3,000 was accrued and payment will be made in the fourth quarter.

The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount of $12.50 per Interest, even though there was a $130,000 increase in partnership expenses this year. The $130,000 increase in partnership expenses is attributable to the litigation expenses incurred in the lawsuit against Arnold K. Leas, Wellington Management Corporation, and WMC Realty Inc. and the proxy solicitation earlier this year. This placed an unusual demand on cash reserves.

The outstanding principal balance on mortgage notes was reduced by $214,000 during the three quarters. Scheduled mortgage debt principal reductions are approximately $62,000 over the balance of the year.

Partners' Capital decreased by $952,000 during the first nine months of 1997 due to the net loss for financial reporting purposes of $446,000 and cash distributions declared payable to the partners of approximately $506,000.

In its ordinary course of operations, the Partnership has offered its properties for sale. During the third quarter the Partnership received and rejected four offers for Pelican Sound Apartments averaging $15.0 million, ranging from a low offer of $14 million to a high offer of approximately $16.1 million. An additional offer of $15.3 million for Pelican Sound was received and rejected in October. There are no current offers on either Town Place or The Meadows II. The General Partner does not anticipate that any of the properties will be sold during the remainder of 1997.

PART II.

OTHER INFORMATION

Item 1. Legal Proceeding.

There is no material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are included herein:

(11) Statement re: computation of earnings per share

The Partnership did not file any reports on Form 8-K during the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DECADE COMPANIES INCOME PROPERTIES -
                              A LIMITED PARTNERSHIP
                                        (Registrant)

                              By: DECADE COMPANIES
                                   (General Partner)

Date: November 8, 1997        By:/s/ Jeffrey Keierleber
                                 Jeffrey Keierleber
                                 General Partner and Principal
                                 Financial and Accounting Officer
                                 of Registrant