Form 10-K
period 1997-12-31
DECADE COMPANIES INCOME PROPERTIES
filed 1998-03-31
CIK 775840

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.   20549

                           Form 10-KSB
(Mark One)

          [ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997
                                 or
          [   ]     Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934

For the transition period from________________to_______________

Commission file no.: 0-21455

    DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP
          (Name of small business issuer in its charter)

          Wisconsin                         39-1518732
(State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

250 Patrick Blvd., Suite 140
Brookfield, Wisconsin                        53045-5864
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number:  414-792-9200

Securities registered under Section 12(b) of the Exchange Act:

                              None

Securities registered under Section 12(g) of the Exchange Act:

                  Limited Partnership Interests
                         (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  .   No     .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for its most recent fiscal year.
$6,366,093

The aggregate market value of the Limited Partnership Interests
("Interests") is indeterminable because there is no established or organized market for the Interests.

                   ANNUAL REPORT ON FORM 10-KSB

                              INDEX

                   YEAR ENDED DECEMBER 31, 1997

    DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP
                      BROOKFIELD, WISCONSIN


Part I                                            Item    Page

Description of Business                              1      3

Description of Property                              2      7

Legal Proceedings                                    3     18

Submission of Matters to a Vote of Security Holders  4     18

Part II

Market for Limited Partnership
Interests and Related Partner Matters                5     18

Management's Discussion and Analysis or Plan
of Operations                                        6     20

Financial Statements                                 7     35

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                  8     35

Part III

Directors, Executive Officers, Promoters and         9     35
Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Compensation                              10     36

Security Ownership and Certain Beneficial Owners and
Management                                          11     37

Certain Relationships and Related Transactions      12     37

Exhibits and Reports on Form 8-K                    13     38

Signatures                                                 41

Audited Financial Statements                               42

                              PART I

Item 1.  Description of Business

(a) Business Development

Decade Companies Income Properties - A Limited Partnership (the "Partnership") is a limited partnership formed in 1985 under the Uniform Limited Partnership Act of the State of Wisconsin. A brief summary of the development of the Partnership during the last three years follows:

During the last three years the Partnership owned and operated three residential apartment complexes consisting of 935 rental apartment units located in Florida and Wisconsin.

In April 1996 Town Place was independently appraised at an estimated value of $9.2 million.

In May 1996, a $2.5 million mortgage loan on Town Place
Apartments was refinanced with a new $6.7 million mortgage loan.

In August 1996 Pelican Sound was independently appraised at an estimated value of $14.25 million.

In September 1996 The Meadows II was independently appraised at an estimated value of $11.1 million.

In October 1996 the Partnership offered to purchase Limited Partner Interests ("Interests") for cash consideration of $402 per Interest. The quarterly cash distribution for the third quarter of 1996 was suspended in October during the tender offer to set aside cash reserves to repurchase Limited Partner Interests.

In November 1996 the Partnership purchased and retired 4,066.036
Limited Partner Interests. This repurchase represented 23% of the outstanding Limited Partnership Interests.

In December 1996 the Partnership commenced a civil action in U.S. District Court for the Eastern District of Wisconsin against Arnold K. Leas, Wellington Management Corporation, and WMC Realty, Inc. ("Defendants") alleging violations of the securities laws for certain actions taken concerning the tender offer, and the Defendants counterclaimed against the Partnership and the General Partner.

In January 1997 two matters were submitted to vote of the Limited
Partners:

1)On January 4, 1997 a proxy statement and consent was mailed by the General Partner to all Limited Partners in connection with a proposed amendment to the Limited Partnership Agreement to adopt a new Section 8.6 encaptioned the "Fair Price Provision". The proxy period expired on February 4, 1997. The Fair Price Provision was adopted by a majority of 7,255 Interests (approximately 54% of the outstanding Interests).

2)A proxy statement dated January 27, 1997 and consent was mailed by Arnold K. Leas (a limited partner of the Partnership) to all Limited Partners in connection with a proposal to remove Decade Companies as the general partner of the Partnership and concurrently therewith appoint Wellington Management Corporation (his affiliate) as the new general partner. The proxy period expired on March 1, 1997. To the best of the General Partner's knowledge, approximately 84% of the limited partners did not vote for the Leas proposal. As a result, the proposal was not adopted.

In January 1997, quarterly cash distributions to the Limited
Partners were resumed with the payment of a cash distribution for the fourth quarter of 1996.

An offer and Settlement Agreement was executed effective March 13, 1997, between the parties to resolve the litigation.
Pursuant to the settlement agreement, certain Wellington clients including Arnold K. Leas were required to sell their shares in the Partnership. Additionally Arnold K. Leas and the other Wellington defendants agreed that Jeffrey Keierleber, an individual who is a general partner in Decade Companies (the General Partner of the Partnership) would purchase certain Limited Partnership Interests for a net price to the Limited Partner of $550 per Limited Partner Interest until May 5, 1997, (plus commissions ranging from $42.50 to $55.00 per Interest paid to an affiliate of the Defendants), provided that the Limited Partnership Interests are acquired by isolated transactions that do not give rise to general solicitation or a tender offer.

On March 20, 1997, the Eastern District of Wisconsin federal court dismissed, pursuant to the stipulation of the parties, Decade Companies Income Properties--A Limited Partnership and Decade Companies, the general partner, lawsuit against Arnold Leas, Wellington Management Corporation, and WMC Realty Inc. (and the Defendants counterclaims against the Partnership and Decade Companies) pending in the Eastern District of Wisconsin.

Between March 31, 1997 and May 5, 1997, Jeffrey Keierleber purchased 1,411.84 Limited Partner Interests pursuant to the Settlement Agreement.

Subsequent to May 5, 1997, Jeffrey Keierleber continued to purchase Limited Partner Interests at a price to the Limited
Partner of $550 per Limited Partner Interest.  There were 240.99
Limited Partner Interests purchased from 22 Limited Partners from
May 19, 1997 to March 20, 1998.

In its ordinary course of operations, the Partnership has received offers on the sale of its properties. The Partnership has received numerous oral and written offers during 1997, all containing conditions, with prices as described below:

Pelican Sound - The Partnership received and rejected or countered 24 offers for Pelican Sound Apartments averaging $14.1 million.

The Meadows II - The Partnership received and rejected or countered eight offers for The Meadows II Apartments. All of the offers included The Meadows I Apartments which is owned by an affiliated partnership. The average offer was for $13.99 million for both properties, resulting in a prorated amount of $10.94 million for The Meadows II.

Town Place - The Partnership received and rejected or countered
12 offers for Town Place Apartments averaging $8.92 million.

The General Partner will continue to consider offers for sale of its properties, but cannot assure Limited Partners that any of the properties will be sold during 1998. The General Partner is seeking to obtain offers with no or minimal contingencies that allow the Partnership the time and ability to conclude a tax deferred exchange for any or all of the properties.

(b) Business of Issuer

The Partnership is engaged solely in the business of owning and operating residential apartments. In January 1989 the Partnership acquired The Meadows II Apartments, a 316-unit
apartment complex located in Madison, Wisconsin.   In February
1990 the Partnership acquired Town Place Apartments, a 240-unit apartment complex located in Clearwater, Florida. In November 1993, the Partnership acquired Pelican Sound Apartments, a 379-unit apartment complex located in St. Petersburg, Florida. The Apartment complexes owned by the Partnership are collectively referred to as "the Apartments" throughout this report.

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

During 1997, the Partnership did not directly employ any individuals. In order to effectively manage the personnel function of operating the Apartments and the Partnership and to control the costs of compensation (including wages, worker's compensation, unemployment, payroll taxes, health care, and 401(k) profit sharing plans), the employees who work for the Partnership and the Apartments are employed by the General Partner or its affiliate, Decade Properties, Inc. The costs of these employee services are reimbursed by the Partnership based upon the records of such employees in performing such services multiplied by a rate established to cover overhead and expenses incurred to perform such duties. The Apartments are managed by Decade Properties, Inc., an affiliate of the General Partner. Employees of the General Partner and affiliates perform the on-site management services required to operate and maintain the Apartments and render partnership management services to the Partnership including maintaining investor communications, compliance with tax laws and other governmental regulations, and cash management.

At the close of business on December 31, 1997, the Partnership's 13,400.27 Interests were held by 1,297 Limited Partners. The General Partner of the Partnership is Decade Companies - A General Partnership (of which Jeffrey Keierleber and Decade 80, Inc. are the general partners). The principal office of Decade Companies is located at 250 Patrick Blvd. Suite 140, Brookfield, Wisconsin 53045-5864, Telephone (414) 792-9200.

Item 2.  Description of  Property

(a) Location

The residential apartment complexes which are owned and operated by the Partnership are:
                                                           Rental
   Name                             Location               Units
Pelican Sound             St. Petersburg, Florida           379
The Meadows II                   Madison, Wisconsin         316
Town Place                    Clearwater, Florida           240
                                                            935

The Meadows II is pledged as collateral against mortgage encumbrances of approximately $6.5 million. Town Place is pledged as collateral against a mortgage encumbrance of $6.6 million. Pelican Sound is pledged as collateral against a mortgage encumbrance of $9.8 million.

(b) Investment policies

(1) Investments in real estate or interests in real estate.

The investment policy of the Partnership is to primarily invest in real estate located in the state of Florida, although real estate situated anywhere in the continental United States may be acquired. Although there is no restriction on the type of real estate in which the Partnership may invest, the Partnership has concentrated its real estate holdings to residential apartment complexes located in Florida and Wisconsin.

The method or proposed method of financing properties is set forth as follows: (1) the aggregate amount of mortgage indebtedness (other than short-term financing) which may be incurred in connection with the acquisition of Properties shall not exceed 20% of their fair market value (determined by appraisals prepared by independent appraisers) on a combined basis; (2) the aggregate amount of such mortgage indebtedness incurred in connection with financing or refinancing Properties subsequent to their acquisition shall not exceed 75% of their aggregate independently appraised value; and (3) further, a creditor who makes a nonrecourse loan to the Partnership shall not and must not acquire, at any time, as a result of making the loan, any direct or indirect interest in the profits, capital or property of the Partnership other than as a secured creditor.

The Partnership Agreement does not prohibit either unsecured or secured financing. The General Partner has complete discretion to finance or refinance the Partnership's properties, on a secured, or unsecured basis, at any time it determines that such financing or refinancing is advantageous to the Partnership.

There is no limitation on the number of mortgages which may be placed on any one piece of property.

There is no limitation on the percentage of assets which may be invested in any one investment, or type of investment. The selection of investment properties is solely the discretion of the General Partner; a vote of the limited partners is not required and under appropriate circumstances the General Partner would consider the exchange and/or purchase of additional properties.

It is the Partnership's policy to acquire assets primarily to generate income and provide the partners with quarterly cash distributions. Capital appreciation through increases in the value of the Partnership's real property assets is a secondary objective.

(2)  Investments in real estate mortgages

The Limited Partnership Agreement also authorizes the Partnership to invest in real estate mortgages. The Partnership did make real estate mortgages totaling approximately $5.5 million from 1986 to 1989 but has not done so since then. None of the mortgage loan investments remain outstanding. It is not likely that the Partnership will invest in another real estate mortgage loan.

(3) Securities of or interests in persons primarily engaged in real estate activities.

The Partnership has not invested in any securities such as common stocks, interests in real estate investment trusts, or partnership interests.

The Agreement of Limited Partnership permits the Partnership to enter into joint ventures or general partnerships and other participations with real estate developers, owners, and others for the purpose of owning a particular property or properties in accordance with the Partnership's investment policies. In some joint ventures, the Partnership may be entitled to a preferential claim to a specified rate of return on the investment before a joint venturer is entitled to any share of such return. In connection with some joint ventures or general partnerships, the seller of a property may obtain an interest in the joint venture or general partnership holding title to a property, in exchange for which the seller in some cases may not be required to make a capital contribution to such partnership or joint venture.

The Partnership will not participate in any joint venture investment with non-Affiliates unless it acquires a controlling interest therein. The Partnership will not invest in a joint venture arrangement with another partnership formed by the General Partner or Affiliates unless the partnerships have identical investment objectives, there are no duplicate property management or other fees, the sponsor compensation is substantially identical in each partnership, the Partnership has the right of first refusal to buy if another joint venturer wishes to sell property held by the joint venture, and the investment of each of the partnerships is otherwise on substantially the same terms and conditions.

(c) Description of Real Estate and Operating Data

(1) The general character and location of each of the three properties owned by the Partnership are separately described below. Each of the properties is a residential garden-style apartment complex. In the opinion of the general partner the properties are suitable and adequate for such use.

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

The Meadows Apartments consists of 404 apartment units in 32 two-story buildings covering approximately 24 acres of land. The property was developed in four phases; construction began in late 1976 and was completed in September 1980. On January 17, 1989 the Partnership acquired three of the four phases comprising 316 of the 404 rental units. The other 88 rental units were acquired by an affiliated limited partnership (Decade's Monthly Income & Appreciation Fund). The apartments in Phases II, III, and IV were completed between 1977 and 1980 and consist of one, two, and three-bedroom units in twenty-four buildings. The entire complex has a total of 720 parking spaces for a 1.78:1 ratio of stalls per unit. In addition to the apartment units, the three phases owned by the Partnership have one swimming pool, one lighted tennis court and a play area. Laundry room areas and storage lockers are located in the basement of each building.

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

(2) The Partnership holds title to each of the properties. The nature and amount of all material mortgages, liens or encumbrances are separately described below, including the current principal amount of each material encumbrance, interest and amortization provisions, prepayment provisions, maturity date, and the balance due at maturity assuming no prepayments.

                                Pelican   The          The          Town
                                Sound     Meadows II   Meadows II   Place
     Current principal amount $9,787,219  $2,928,463   $3,594,533   $6,588,672
     Interest rate               7.0%        7.5%       7.421%(1)     8.25%
     Amortization provisions    349 mo.     40 yr.       30 yr.      311 mo.
     Prepayment provisions       (2)         (3)          (4)         (4)
     Maturity date            12/01/98     12/01/21     12/10/04     05/16/03
     Balance due at maturity
     assuming no prepayments  $9,680,647  $    21,816  $3,002,407   $5,999,567


(1)  Interest accrues at 2.48% over the monthly weighted average cost of funds of the bank, adjusted monthly, with maximum and
minimum rates of    14.75% and 6.75%, respectively (7.421% at
December 31, 1997).

(2) Prepayment of principal without penalty is permitted in increments of $100,000 upon 30 days prior written notice.

(3)  Prepayment of principal during any one calendar year of up
to   $500,370 (15% of the original principal amount of
$3,335,800) is permitted without penalty.  Prepayments in excess
of $500,370 will incur a      premium or charge equal to 3% of
the amount of such excess, less one eighth of one percent (0.125%) for each 12 month period which has elapsed since the
date of the note    (10/29/79).  The prepayment penalty at
December 31, 1997 would be approximately $18,200 (0.75% of
$2,428,093) if the entire outstanding   balance were prepaid.

(4) Prepayment of principal without penalty is permitted in whole or in part without penalty.

(3)  The Partnership does not lease any properties from others.
There are no options or contracts to purchase or sell any of the properties.

The leases with tenants of the Apartments are generally for periods of one year. The rent for each apartment unit varies according to its size and amenities.

The average monthly gross potential rent ("GPR") per unit at the
Apartments for the month of December of each of the last two years and the related occupancy rate ("OR") for December of each year is set forth below:
                Number          December     December
               of Units           1997         1996
                                GPR   OR      GPR   OR
All Units        935            $597   95%    $576   94%
Pelican Sound    379            $606   94%    $576   96%
The Meadows II   316            $588   95%    $569   91%
Town Place       240            $598   97%    $585   95%

The apartment mix and monthly asking rents at Pelican Sound
Apartments is:
                        Number
                          of   Square         Asking Rent
Style                   Units   Feet    12/97           12/96

One-bedroom/one bath     128    505   $530-585        $495-510
One bedroom/one bath     156    700   $605-675        $575-595
One-bedroom/one bath/den  27    830   $695-705        $660-685
Two-bedroom/two bath      68    910   $745-820        $715-740
                         379


The apartment mix and monthly asking rents at The Meadows II
Apartments is:
                        Number
                          of    Square      Asking Rent
  Style                 Units    Feet   12/97          12/96

One-bedroom               88     625   $510-520       $510-520
One-bedroom/deluxe        12     744   $515-530       $510-525
Two-bedroom/one bath     192     875   $585-630       $585-600
Two-bedroom/1.5 bath/den  12   1,466   $820-880       $800-850
Three-bedroom             12   1,466   $820-880       $800-850
                         316

The apartment mix and monthly asking rents at Town Place
Apartments is:
                      Number
                        of   Square          Asking Rent
Style                 Units   Feet      12/97          12/96

One-bedroom/Suite       36    540      $490-520       $480
One bedroom/Garden      72    720      $540-625       $530-570
Two-bedroom/one bath    36    836      $635-680       $635-650
Two-bedroom/two bath    96  1,036      $685-780       $665-700
                       240

(4) Any proposed program for the renovation, improvement or development of the properties, including the estimated cost thereof and the method of financing to be used, is set forth below.

At Pelican Sound the proposed 1998 budget includes $102,000 for repairs to the building exterior; $48,000 for carpet replacement; $12,000 for tile and vinyl replacement; $12,000 for interior repairs to apartment units; and $10,000 for appliance replacement or repair. In addition, plans are underway for 1998 to install individual water meters for each apartment unit so that utilities can be billed directly to each resident. A gated entry may also be installed during 1998. No cost estimate is currently available for either the water conversion project or the gated entry project.

At The Meadows II the proposed 1998 budget includes $43,000 for carpet replacement; $20,000 for exterior painting; and $12,000 for paving.

At Town Place the proposed 1998 budget includes $34,000 for carpet replacement; and $12,000 for tile and vinyl replacement.
In addition the exterior of the buildings may be repainted and no cost estimate is currently available.

All renovations are scheduled to be paid for by operating cash flow.

(5) All three rental properties owned by the Partnership are in competition for tenants from similar properties in the vicinity.
The general competitive conditions to which the properties are or may be subject are set forth below.

Pelican Sound - There are numerous garden-style apartment complexes which directly compete with Pelican Sound. The competing apartment complexes which have similar amenities to Pelican Sound include:

                                        Number         Year
     Name                               of Units       Built
     Waterford Apartments               384            1989
     Sandpiper Apartments               276            1985
     Summit Gateway Apartments          212            1986
     Mallard Point Apartments           304            1983-85
     West Port Colony                   324            1989
     Bridgewater Place Apartments       260            1988
     Lincoln Shores Apartments          600            1984
     Thunderbay Apartments              464            1987-89
     Post Bay Apartments                312            1989
     Windjammer Apartments              248            1987
     Promenade at Carillon              334            1994

The Meadows II - There are numerous garden style apartment complexes which compete directly with The Meadows II. The competing apartment complexes which have similar amenities to The Meadows II include:
                                        Number         Year
     Name                               of Units       Built
     The Meadows I                       88            1976
     Stonewood Village                  240            1988
     Holiday Gardens                    224            1968
     Village Green East                 240            1978
     Briarwood                          160            1974
     Camelot                            154            1975
     Village Square                     128            1965

Town Place - There are numerous garden-style apartment complexes which directly compete with Town Place. The competing apartment complexes which have similar amenities to Town Place include:

                                        Number         Year
     Name                               of Units       Built
     Coachman Crossing                  218            1985
     Cameron Lakes                      207            1986
     Coachman Club                       72            1985
     Country Place Village              188            1984-85
     Coral Cove                         200            1985
     Cambridge Apartments               200            1973
     Chesapeake                         354            1985
     Sunchase of Clearwater             461            1985

(6) In the opinion of the General Partner, the properties are adequately covered by insurance.

(7) With respect to each property the following additional information is provided:

(i)  Occupancy rate               1997           1996

     All Apartments                93%            93%
     Pelican Sound                 97%            95%
     The Meadows II                89%            90%
     Town Place                    94%            93%

(ii) Tenant information

No tenant occupies ten percent or more of the rentable square footage of each property. Each tenant occupies the property as a personal residence. The principal provisions of each of their leases are essentially the same except for the negotiated amount of monthly rent. All leases require the timely monthly payment of rent, and require a security deposit for damages. Most leases are written for the term of one year, although terms of six months, or month-to-month also exist.

(iii) Principal business use

Each of the properties are used for residential purposes and are not used to conduct commercial business, occupations or professions.

(iv) Annual rental information

The average effective annual rental per unit is as follows:

                              Number
                              of Units       1997      1996
     All Apartments           935            $6,418    $6,245
     Pelican Sound            379            $6,832    $6,428
     The Meadows II           316            $5,900    $5,971
     Town Place               240            $6,447    $6,315

(v)  Lease expirations

All leases are scheduled to expire in 1998.

(A) The approximate number of tenants whose leases will expire in 1998 are as follows:

                    All Apartments           890
                    Pelican Sound            360
                    The Meadows II           300
                    Town Place               230

(B) The approximate total area in square feet covered by such leases that will expire in 1998 are as follows:

                    All Apartments           691,000
                    Pelican Sound            242,000
                    The Meadows II           255,000
                    Town Place               194,000

(C) The approximate annual rental represented by such leases that will expire in 1998 is as follows:

                    All Apartments           $3,200,000
                    Pelican Sound            $1,300,000
                    The Meadows II           $1,100,000
                    Town Place               $  800,000

(D) The percentage of gross annual rental represented by such leases that will expire in 1998 is 100% for each property.

(vi) Depreciation information

(A)  Federal tax basis

The federal tax basis for each of the properties is set forth below:
                                        Accumulated      Tax
Pelican Sound                 Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 2,513      $     0        $ 2,513
Land Improvements                674          198            476
Buildings                      7,695        1,097          6,598
Personal Property              1,106          702            404
Total                        $11,988      $ 1,997        $ 9,991

                                        Accumulated      Tax
The Meadows II                Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 1,064      $     0        $ 1,064
Buildings and Improvements     8,591        2,737          5,854
Personal Property                804          643            161
Total                        $10,459      $ 3,380        $ 7,079

                                        Accumulated      Tax
Town Place                    Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 1,190      $     0        $ 1,190
Buildings and Improvements     4,133        1,153          2,980
Personal Property                633          518            115
Total                        $ 5,956      $ 1,671        $ 4,285

(B)  Rate

The applicable rate used for computing depreciation for financial statement purposes is 3.33% per year for buildings and improvements, and 20% per year for personal property.

(C)  Method

The applicable depreciation method used for computing depreciation for financial statement purposes is the straight line method.

(D)  Life claimed

The life used to depreciate assets for financial statement purposes is 30 years for buildings and improvements and 5 years for personal property.

(vii) Realty taxes
                         Realty             Annual
                         Tax                Realty
                         Rate               Taxes

Pelican Sound       $25.4849 per $100    $297,266 (1)
The Meadows II      $27.4151 per $100    $247,456 (2)
Town Place          $22.8256 per $100    $176,031 (1)

     (1) A discount of up to 4% (1% per month) is available for early payment of the tax due on March 31.

     (2) Approximately 50% of the tax is due by January 31, with the remaining balance due by July 31.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders during the fourth quarter.

                             PART II

Item 5.  Market for Limited Partnership Interests and Related
Partner Matters

a)  Market Information

There has not been an organized public trading market and it is not anticipated that a public market for Limited Partnership Interests in the Partnership will develop. Although there is no established public trading market, in November 1996 the Partnership through a tender offer acquired 4,066.036 Limited Partner Interests at a price of $402 per Interest.

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

b)  Security Holders

As of February 28, 1998, there were 1,297 Interest holders of record on the Partnership's books and records.

c)  Dividends or Similar Distributions

During the last two years, quarterly cash distributions to Limited Partners were declared at the rate of 5% per annum on the original capital investment (except for the third quarter of 1996 which was suspended). Cash distributions declared to the Limited Partners for the two year period ended December 31, 1997 were made as follows:
            Period        Date        Amount Distributed
            Ended         Paid      Total     Per $1,000 Interest

          03/31/96     04/26/96     $218,330         $12.50
          06/30/96     07/26/96     $218,330         $12.50
          12/31/96     01/22/97     $167,503         $12.50
          03/31/97     04/25/97     $167,503         $12.50
          06/30/97     07/25/97     $167,503         $12.50
          09/30/97     10/24/97     $167,503         $12.50
          12/31/97     01/23/98     $167,503         $12.50

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

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

The financial statements included in Item 7 present the balance sheet as of December 31, 1997 and present the cash flow and results of operations for the two years ended December 31, 1997 and 1996.

Financial Condition

During 1997, cash and cash equivalents decreased by $449,000 from $2,620,000 at December 31, 1996 to $2,171,000 at December 31,
1997. During 1997, approximately $694,000 was generated by operating activities, offset by $181,000 used in investing activities, and approximately $962,000 used in financing activities as shown herein on the Statements of Cash Flows.

Approximately $278,000 of fixed asset additions were capitalized during 1997. Capitalized furniture and equipment totaled $181,000 ($71,000 at The Meadows II, $64,000 at Pelican Sound, and $46,000 at Town Place). An additional $97,000 of deferred acquisition fees was capitalized upon review of the calculations of front-end fees allowed under the Limited Partnership Agreement. The additional acquisition fee was not paid and was recorded on the balance sheet as an additional liability payable to the General Partner.

Total liabilities of $27.3 million did not change during 1997.

The outstanding balance of the mortgage loan on Pelican Sound Apartments averaged $9.89 million during the last two years. The outstanding balance of the mortgage loans on the Meadows II Apartments averaged $6.29 million during the last two years. The outstanding balance of the mortgage loans on Town Place
Apartments averaged $5.25 million during the last two years.   A
$2.5 million loan on Town Place Apartments was refinanced in May 1996 with a $6.7 million loan.

The use of leverage is intended to assist the Partnership in meeting its investment objective of achieving capital appreciation for the Limited Partners. The total leverage on the three properties at year end is 73.0% of the capitalized cost, compared to 74.5% at the end of 1996.

The use of mortgage financing creates unrelated business taxable income ("UBTI") for Qualified Plan investors. However, the UBTI for 1997 was a loss of approximately $6 per $1,000 Limited
Partner Interest.

Partners' Capital decreased by $1,327,000 during 1997. The decrease was attributable to the net loss of $654,000 for financial reporting purposes (after depreciation and amortization of $1,150,000) and $673,000 of distributions declared to the Partners.

Results of Operations

The Statements of Operations present a two-year comparison of operations divided into two separate categories: investment property operations and other partnership income (expenses).

The comparative presentation of operations reflects the operation of 935 apartment units during each period.

The comparative presentation of other income reflects the yield on portfolios that were not of equal size. In May 1996 the net proceeds of approximately $4.2 million from the Town Place refinancing were invested in short-term instruments until approximately $1.6 million was used at the end of November 1996 to repurchase limited partners Interests.

Revenues from 1997 rental operations increased $155,000 from the prior year. The increase was comprised of increases at Pelican Sound ($156,000) and Town Place ($28,000), offset by a decrease
at The Meadows II of $29,000.   A summary of total operating
revenue by apartment site follows:
                                              Increase  Increase
                                             (Decrease)(Decrease)
                     1997          1996        Amount    Percent
Pelican Sound     $2,689,000    $2,533,000   $156,000      6.2%
The Meadows II     1,925,000     1,954,000    (29,000)    (1.5%)
Town Place         1,624,000     1,596,000     28,000      1.8%
Total             $6,238,000    $6,083,000   $155,000      2.5%

The $156,000 increase at Pelican Sound is attributed to a 3.3% increase in asking rents and a 2% increase in average occupancy (from 94% to 96%). The $28,000 increase at Town Place is attributable to a 2.9% increase in asking rents and a 1% increase in average occupancy (from 93% to 94%). The $29,000 decrease at The Meadows II is attributable to a 1% decrease in average occupancy (from 90% to 89%) which was driven by a 2.9% increase in asking rents.

The average monthly gross potential rent per unit at the Apartments for the two year period was:
                                              Increase  Increase
                   Number                    (Decrease)(Decrease)
                  of Units       1997    1996  Amount   Percent
All Apartments       935         $586    $569   $17       3.0%
Pelican Sound        379         $589    $570   $19       3.3%
The Meadows II       316         $580    $563   $17       3.0%
Town Place           240         $590    $574   $16       2.8%

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments. As a general rule the asking rents are the same as the actual rents eventually established by the rental agreements and are comparable with existing market conditions.

The average occupancy level at the Apartments for the two year period was:
                                1997         1996
All Apartments                   93%          93%
Pelican Sound                    97%          95%
The Meadows II                   89%          90%
Town Place                       94%          93%

The range of occupancy levels at the Apartments for the years was:

                              1997             1996
All Apartments             91.5-96.0%       91.5-94.8%
Pelican Sound              93.8-98.5%       91.5-99.0%
The Meadows II             83.0-96.1%       85.0-92.4%
Town Place                 91.0-97.3%       86.5-95.0%

The differences in occupancy levels were primarily related to the Partnership's asking rents compared to other competitors in the market place.

Rental expenses before depreciation and debt service increased $72,000. The increase was comprised of increases at Town Place ($71,000) and The Meadows II ($17,000), offset by a decrease at Pelican Sound ($16,000). A summary of operating expenses before depreciation and debt service by apartment site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     1997        1996       Amount      Percent
Pelican Sound     $1,509,000  $1,525,000   $(16,000)     (1.0%)
The Meadows II     1,102,000   1,085,000     17,000       1.6%
Town Place           981,000     910,000     71,000       7.8%
Total             $3,592,000  $3,520,000   $ 72,000       2.0%

The changes in rental expenses can be explained as follows:

Town Place     The $71,000 increase in expenses at Town Place is
primarily attributable to a $23,000 increase in repairs and maintenance (consisting of a $17,000 increase in building exterior repairs, a $5,000 increase in tile and vinyl replacements, and a $1,000 increase in water heater repairs), a $12,000 increase in insurance expense, an $11,000 increase in property management fees (resulting from increased rent collections), a $6,000 increase in office expenses, a $6,000 increase in outside contractors (primarily consisting of a $3,000 increase in turnover painting, a $1,000 increase in carpet shampooing, and a $1,000 increase in drywall and carpentry repairs), a $3,000 increase in maintenance supplies, a $3,000 increase in legal fees, a $2,000 increase in ground equipment parts and service, and increases in other categories totaling $5,000.

The Meadows II The $17,000 increase in expenses at The Meadows II is primarily attributable to increases in various expense categories totaling $47,000, offset by a $30,000 decrease in personnel expenses. The increases of $47,000 consist of a $12,000 increase in property taxes, a $5,000 increase in insurance, an $11,000 increase in grounds (consisting of a $6,000 increase in the lawn mowing contract, a $3,000 increase in fertilizer and mulch, and a $3,000 increase in trees, shrubs and flowers, offset by a $1,000 decrease sidewalks, curbs and drives), an $8,000 increase in repairs and maintenance (consisting of a $10,000 increase in building exterior repairs, a $4,000 increase in paving, a $1,000 increase in tile and vinyl replacement, and a $1,000 increase in apartment interior repairs, offset by a $5,000 decrease in water heater repairs), a $6,000 increase in advertising and marketing, and a $5,000 increase in outside contractors (consisting of a $4,000 increase in turnover painting, a $3,000 increase in cleaning, a $2,000 increase in carpet shampooing, and a $2,000 increase in painting interior, offset by a $3,000 decrease in plumbing, a $1,000 decrease in windows and screens, and a $2,000 decrease in painting exterior). The $30,000 decrease in personnel consists of a $17,000 decrease in maintenance, a $6,000 decrease in apartment cleaning, a $5,000 decrease in on-site management, and a $2,000 decrease in grounds and snow.

Pelican Sound The $16,000 decrease in expenses at Pelican Sound is primarily attributable to a $78,000 decrease in repairs and maintenance items, and a $3,000 decrease in advertising and marketing, offset by increases in other expenses categories totaling $65,000. The $78,000 decrease in repairs and maintenance is primarily attributable to a $71,000 decrease in building exterior repairs, a $9,000 decrease in paving, a $5,000 decrease in landscaping, a $1,000 decrease in title and vinyl replacements, and a $2,000 decrease in miscellaneous repairs, offset by a $10,000 increase in pool and tennis court repairs. The expense categories that increased $65,000 in total consist of an increase in insurance of $17,000, an increase in property management fees of $11,000 (resulting from increases in rent collections), an increase in personnel expense of $8,000, an increase in office expenses of $8,000, an increase in grounds expenses of $5,000 (equipment parts and service), an increase in utilities of $5,000, an increase in building services of $3,000, an increase in outside contractors of $3,000, an increase in maintenance supplies of $2,000, and a $3,000 increase in miscellaneous categories.

The increase in operating revenue of $155,000, offset by the increase in operating expenses of $72,000, resulted in an $83,000 increase in net operating income from property operations before depreciation and debt service. The increase was comprised of an increase at Pelican Sound ($172,000), offset by decreases at The
Meadows II ($46,000) and Town Place ($43,000).   A summary of
operating income before depreciation and debt service by
apartment site follows:
                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     1997        1996       Amount      Percent
Pelican Sound     $1,180,000  $1,008,000   $172,000      17.1%
The Meadows II       823,000     869,000    (46,000)     (5.3%)
Town Place           643,000     686,000    (43,000)     (6.3%)
Total             $2,646,000  $2,563,000   $ 83,000       3.2%

Interest expense increased $115,000. The increase was comprised of an increase for Town Place of $133,000 (resulting from the increased mortgage debt), offset by decreases for Pelican Sound ($8,000) and The Meadows II ($10,000). The decreases for Pelican Sound and The Meadows II are the result of interest charged on the decreasing principal balances of the notes.

After considering the effect of interest expense, net operating income before depreciation was $871,000. A summary of net operating income before depreciation by apartment site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     1997        1996       Amount      Percent
Pelican Sound     $  481,000  $  301,000   $180,000      59.8%
The Meadows II       333,000     367,000    (34,000)     (9.3%)
Town Place            57,000     235,000   (178,000)    (75.7%)
Total             $  871,000  $  903,000   $(32,000)     (3.5%)

The net income from real estate activities is partially sheltered by deductions for depreciation and amortization which did not affect cash flow. Depreciation and amortization increased $21,000.
As a result of the foregoing, net loss from investment properties operations for 1997 was $243,000, compared to a net loss of $190,000 in 1996. During both years all three properties generated positive cash flow. General Partner anticipates that all three properties will continue to positively cash flow in 1998.

Other expense, net of other income, increased approximately $312,000. The increase is attributable to a $197,000 increase in interest on payables to affiliates (resulting from the review of the calculation of front-end fees allowed under the Limited Partnership Agreement), a $90,000 increase in administrative expenses which is primarily attributed to litigation costs. (The lawsuit was settled during 1997), and a $25,000 decrease in interest income earned.

As a result of the foregoing, net loss for 1997 was $654,000, compared to a net loss of $289,000 in 1996.

There are certain events that could cause the reported financial information to not be indicative of future operating results or future financial condition, as follows:

In May 1996 the Partnership refinanced the $2.5 million mortgage loan on Town Place Apartments with a new mortgage loan of $6.7 million. The debt service requirements of such loan are reflected in the financial statements for eight months in 1996 and 12 months in 1997 and will continue to have an impact on future operations.

During 1996 the General Partner decided to commit the net proceeds from refinancing the Town Place mortgage to repurchase Interests from the Limited Partners who desired to sell those Interests, while offering other Limited Partners the option of holding their Interests subject to the potential of future gain or loss. Accordingly, in October 1996 the Partnership made an Offer to purchase Limited Partner Interests at a price of $402 per Interest. This course of action permitted the Limited Partners either to sell their Interests, or to continue holding their Interests subject to the potential of future gain or loss. Limited Partners who chose to tender their Interests, in effect, exchanged the certainty and liquidity of a current sale for the potentially higher return (or risk of loss) of continued ownership of their Interests. The repurchase and retirement of 4,066.036 Interests (approximately 23% of the outstanding Interests) was completed in November 1996 using $1.6 million of cash reserves which will impact future operations by reducing the portfolio available to generate investment income.

During 1997 a review of the calculations of front-end fees allowed under the Limited Partnership Agreement resulted in additional interest of $197,000 calculated on deferred acquisition fees. This is a one-time adjustment that will not have an impact on future operations.

The settlement in March 1997 of the litigation will impact future operations by eliminating the litigation expenses as included in the increase in administrative expenses for 1996 and 1997.

Liquidity

At December 31, 1997 there was approximately $2.2 million of cash and cash equivalents and $184,000 of escrow deposits resulting in $2.4 million of liquidity. The Partnership does not have a credit line established to provide additional liquidity.
Liquidity averaged $2.6 million during the year.

Cash decreased approximately $449,000 during 1997 as shown on the Statement of Cash Flows. Escrow deposits increased $6,000 over the prior year balance.

Cash flow of $694,000 was generated by operating activities during 1997 as shown on the Statements of Cash Flows in the annual financial statements. The 1997 cash flow was used to make cash distributions to the partners of $675,000, of which $140,000 (21%) was considered to be portfolio income subject to income taxes. (Investment interest expense of $184,000 was available in 1997 to offset all of the portfolio income for income tax purposes). Cash reserves were used to make principal reductions on mortgage notes payable of $286,000 and to make additions to investment properties of $181,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's needs for cash.

Short-term obligations total $4.0 million, consisting of $694,000 of current liabilities, $308,000 of mortgage liabilities, and $2,964,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to the partners. Investment property operations generated a profit in 1997 of $906,000 (before depreciation and amortization of $1,150,000) compared to $927,000 in 1996.

The Partnership intends, but is not required, to continue to declare quarterly cash distributions in 1998 to the Limited Partners at the rate of $12.50 per Interest (5.0% per annum on the original capital investment of $1,000 per Interest). This intention will require cash distributions to the limited partners of approximately $670,000 during 1998. Through December 31, 1997 the Partnership distributed approximately $11.9 million to the limited partners since inception. Cumulative cash distributions range from $616 to $767 per Interest of an original holder depending upon the date of purchasing the Interest.

Scheduled mortgage debt principal reductions are approximately $308,000 in 1998, excluding the balloon payment of $9.7 million due on the Pelican Sound mortgage loan. The Pelican Sound mortgage note includes an option to extend the term of the note for an additional five years. The option will be exercised if the note is not refinanced.

There is a possibility that the $2.9 million mortgage loan secured by a portion of The Meadows II could be declared in default during 1998 and subject to repayment upon demand. This mortgage loan is subject to the terms of a Regulatory Agreement dated December 12, 1988 with the Department of Housing and Urban Development ("HUD"). One of the requirements of the Regulatory Agreement is to provide a complete annual financial report to the Secretary of HUD for the portion of the property (Phase IV) which secures the HUD mortgage loan. In September 1997 the Partnership received a letter from HUD returning, for purported noncompliance, the 1995 and 1996 financial reports. Similar financial reports for the years 1989 to 1994 were submitted to, and accepted by, HUD. HUD is requesting that separate books and records be maintained to segregate the operation of Phase IV as if it were a separate property. The Partnership has not resolved this matter with HUD, and HUD has not taken any further action. The Partnership is initiating steps to refinance this loan as a means to resolving this dispute. As one of its remedies, HUD may attempt to declare the mortgage note to be in default and consequently the mortgage note may become due upon demand. Upon such event, the Partnership would seek replacement financing during the foreclosure period.

Approximately $3.8 million of deferred fees and deferred interest related thereto has been earned by the General Partner and affiliates, of which approximately $2.9 million is currently due and payable. Consequently, this amount of deferred fees is a short term obligation of the Partnership. The actual timing of the payment of deferred fees and related interest will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation and protection of the Partnership.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

During 1997 the Partnership incurred costs of litigation that are nonrecurring. The settlement of the litigation should result in an increase in cash generated by operations in future periods.

To date the Partnership has not paid the $2.9 million of deferred fees and deferred interest in order to preserve the ability of the Partnership to acquire additional properties, if deemed advisable. Nonpayment of the $2.9 million of deferred fees does not cause additional expense to the Partnership because the amount of deferred fees and interest related thereto is limited to a maximum amount as defined in the Partnership Agreement. The General Partner intends to make payment only after it is determined that the liquidity is not required to purchase additional properties, either directly or by means of an exchange.

Capital Resources

At December 31, 1997 no material commitments existed to acquire additional property or to make capital expenditures.

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

The reported earnings per Limited Partner Interest in 1997 and 1996 reflects a change in the number of Limited Partner Interests outstanding which occurred in November 1996 by the repurchase of 4,066.036 Limited Partner Interests.

Prospective Information

Information contained in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect, "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely effect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this Annual Report.

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

While the General Partner believes the Partnership will be best served by waiting to liquidate the Partnership's properties until the emerging increase in rental rates matures, the General Partner's position is that the properties are always open for offers and that any reasonable offer will be seriously considered. This is not a change in policy and merely reflects the General Partner's striving to meet the investment objectives of the Partnership. The General Partner consistently tests the market to determine if a buyer can be found at a price that will be sufficient to meet the investment goals of the Partnership. The General Partner has and will continue to explore liquidation possibilities and will seriously consider any offer for a property which meets the investment objectives of the Partnership.

As a result of suggestions recently received from limited partners, however, the General Partner will increase efforts during 1998 to attract a reasonable offer for any or all of the properties subject to the availability of a suitable exchange and shall report to the Limited Partners on the results of those exchange efforts.

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

In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violation of these laws and regulations. As part of its continuing environmental program, the Partnership has been able to comply with such proceedings and orders without any materially adverse effect on its business.

The Partnership is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns.

The Partnership did not have any expenditures in 1997 for environmental capital projects or for operation and maintenance of environmental protection facilities. The Partnership estimates that during 1998 and 1999 no material amount will be spent on capital projects for environmental protection.

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

Impact of Year 2000

Some of the older computer programs used by the General Partner and affiliates were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. This is commonly known as the "Year 2000 Problem."

The General Partner and affiliates are taking steps that they believe are reasonably designed to address the Year 2000 problem with respect to computer systems that they use. The General Partner and affiliates will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated to be immaterial including the purchase of new software that will be either capitalized or expensed as incurred. To date, the Partnership has not incurred and expensed any amounts for assessment of the Year 2000 issue and the development of a modification plan and purchase of new software.

The project is estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will not pose significant operational problems for its computer systems.

The costs of the project and the date on which the General Partner believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those
anticipated.   Specific factors that might cause such material
differences include, but are not limited tom the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in the economy and the Partnership continues to seek ways to mitigate its impact. To the extent permitted by competition, in general the Partnership passes increased costs on by increasing asking rents over time. Operating revenue associated with rental properties reported in the Partnership's financial statements have increased in the last year from $6.08 million in 1996 to $6.24 million in 1997 (a 2.6% decrease). The increased revenue is due to increases in both asking rents and in occupancy. The gross potential rent increased from $6,380,000 in 1996 to $6,575,000 in 1997, a 3.1% increase. Occupancy increased from 92.9% in 1996 to 93.4% in 1997. The changes in gross potential rent and in occupancy at each location follows:

Pelican Sound gross potential rent increased from $2,592,000 in 1996 to $2,677,000 in 1997 (a 3.3% increase). Occupancy increased from 94.7% in 1996 to 96.7% in 1997.

The Meadows II gross potential rent increased from $2,136,000 in 1996 to $2,198,000 in 1997 (a 2.9% increase). Occupancy decreased from 90.2% in 1996 to 89.2% in 1997.

Town Place gross potential rent increased from $1,653,000 in 1996 to $1,700,000 in 1997 (a 2.8% increase). Occupancy was relatively flat, increasing from 93.4% in 1996 to 93.6% in 1997.

The Partnership attempts to pass most cost increases through to the residents by adjusting the asking rents for apartments. The General Partner believes that the ability to increase rental rates on apartment units should offset any adverse effects from inflation on the Partnership's cost of operations. The General Partner anticipates that demand for residential rental units in the Clearwater and St. Petersburg, Florida areas will remain stable to high and will hopefully improve in Madison, Wisconsin.

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

The Partnership's investment in the Apartments currently owned was made between January 1989 and November 1993. The various Apartments were constructed over a period of time ranging from 1975 to 1987. The Apartments have an estimated remaining useful life ranging up to 26 years for buildings and improvements as of December 31, 1997. Carpeting, appliances, and other furnishings and equipment are depreciated over five years for financial statement purposes. Capitalized additions acquired in prior years will, of course, be replaced at higher costs but this will take place over many years. These new assets will result in higher depreciation charges; but in many cases, due to technological improvements, there should be operating cost savings as well. It is not the intention of the Partnership to hold the investment properties until fully depreciated economically. The Partnership considers these matters in setting its pricing policies with respect to asking rents.

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

Inflation had no material effect on the results of operations in 1997 and 1996.

Item 7.  Financial Statements

The response to this Item is submitted in a separate section of this report.

Item 8.  Changes in and Disagreements on Accounting and Financial
Disclosure

There have been no disagreements with Ernst & Young LLP, the Partnership's independent auditors, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

(a)  Directors and Executive Officers.

Neither the Partnership nor Decade Companies, its General
Partner, has a Board of Directors.

The names, ages and business experience of the general partners of Decade Companies are as follows:

Mr. Jeffrey Keierleber (age 44), is a licensed real estate broker and securities agent. He is the sole Director of the Corporate General Partner for various limited partnerships and serves as a co-General Partner in the public limited partnerships sponsored by Affiliates of Decade Companies, and he is a General Partner in all of the non-public limited partnerships sponsored by Affiliates of Decade Companies. Mr. Keierleber is a shareholder, officer, and director of a number of affiliated corporations.

Decade 80, Inc., a corporation wholly owned by Mr. Keierleber, was admitted as a general partner of the General Partner in December 1992. Mr. Keierleber is to sole director and President of Decade 80, Inc. and Mr. Michael G. Sweet is its Secretary.

(b)  Significant employees.

The names, ages and business experience of significant employees of the General Partner and its affiliates are as follows:

Mr. Steven Cooper (age 53), is a Certified Property Manager and has served as Vice-President of Decade Properties, Inc. since
1989.

Mr. Michael G. Sweet (age 48), is a Certified Public Accountant and has served as the Controller of Decade Companies and Partnership Manager of the Decade-sponsored partnerships since
1982, and as an officer and/or director of various affiliated entities since 1988.

(c)  Family relationships.

There is no family relationship between any of the foregoing individuals.

(d) Involvement in certain legal proceedings.  None.

(e) Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Partnership's directors, its executive officers, and any persons holding more than 10% of the Partnership's Interests are required to report their initial ownership of the Partnership's Interests and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Partnership is required to disclose any failure to file by those dates. The Partnership believes that all of these filing requirements were satisfied during the year ended December 31, 1997. In making these disclosures, the Partnership has relied solely on written representations of those persons it knows to be subject to the reporting requirements and copies of the reports that they have filed with the SEC.

Item 10.  Executive Compensation

(a) Cash compensation

(1)The Partnership does not have a chief executive officer
("CEO"). Jeffrey Keierleber is the individual general partner of the General Partner and serves in the capacity of CEO.

(2)Entities controlled by or affiliated with Jeffrey Keierleber receive other compensation for services as set forth in Item 12 herein.

(b) Summary Compensation Table: N/A. No cash or non-cash compensation has been paid or distributed during the last fiscal year to the general partners of Decade Companies.

(c) Option/SAR Grants Table: No options or stock appreciation rights have been granted.

(d)  Aggregated Option/SAR Exercises and Fiscal Year-End
Option/SAR Value Table: No options or stock appreciation rights have been granted.

(e)  Long-Term Incentive Plan Awards Table: None.

(f)  Compensation of Directors:  None.

(g) Employment contracts and termination of employment and change-in-control arrangements: None.

(h) Report on repricing of options/SAR's:  None.

Item 11.  Security  Ownership and  Certain Beneficial Owners and
Management

(a) Security ownership of certain beneficial owners.

Persons who are the beneficial owners of more than five percent of the voting securities as of March 20, 1998 are:

     (1)             (2)             (3)                (4)

Title of Class   Name and         Amount and     Percent of Class
                 Address of       Nature of
                 Beneficial       Beneficial
                 Owner             Owner

Limited Partner  Jeffrey Keierleber  1,845.870        13.775%
Interests        240 Bayside Drive
                 Clearwater, FL 34630

Relatives and affiliates of the General Partner own 35.69 additional Interests and Decade Properties, Inc., a corporation wholly owned by Mr. Keierleber, owns 8.0 Interests (not included above).

(b)  Security ownership of management: See response to item (a).

(c) Changes in control.  None.

Item 12.  Certain Relationships and Related Transactions

Decade Companies, the General Partner of the Partnership, was reimbursed for expenses of $116,628 in 1997 and $93,929 in 1996. Additional acquisition fees of $97,150 and interest earned of $196,753 on deferred acquisition fees were recorded in 1997.

Decade Properties, Inc., wholly-owned by Jeffrey Keierleber, the Managing General Partner of Decade Companies, the General Partner of the Partnership, manages the Apartments. During the last two years Decade Properties, Inc. earned property management fees of $490,418 in 1997 and $471,576 in 1996, reimbursed expenses of $842,319 in 1997 and $906,474 in 1996 including the site property management staff, and interest on real estate sales commissions of $28,588 in 1997 and $28,588 in 1996 (earned but not paid, and payment is subordinated as set forth in the Partnership Agreement).

The Partnership is required to pay a distributive share of cash flow to the General Partner. When and as quarterly cash distributions are made to the Limited Partners, 99% of all distributable cash, as defined in the Agreement of Limited
Partnership, will be distributed to the Limited Partners and 1% to the General Partner. Distributions of $5,459 were paid to the General Partner during 1997 compared to $2,824 in 1996.

When the Partnership sells or refinances Partnership property, the net sale proceeds resulting therefrom after repayment of any General Partner's loan and payment of deferred fees, will be distributed to Limited Partners until such time as they have received a return of their capital investment plus any deficiency in their 6% cumulative priority return. The remaining sale or refinancing proceeds available for distribution will be distributed 88% to the Limited Partners and if, after the foregoing distributions of net sale proceeds, the Limited Partners have not received their capital investment plus a cumulative preference of 10% per annum on their capital investment, they will receive an amount equal to the amount of such deficiency in such return and any balance remaining, not to exceed 12% of the net sale proceeds, will be distributed to the General Partner. To date, no amounts have been paid.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits and Index of Exhibits and
(b)  Description of Exhibits

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

          (10.12)   Fee Agreement For Purchase and Sale of Pelican Sound,
          previously filed with Amendment No. 1 to Form 10-K/A on December 5, 1996.

          (10.13)   Regulatory Agreement Concerning The Meadows loans,
          previously filed with Amendment No. 1 to Form 10-K/A on December 5, 1996.

               Exhibit 27     Financial Data Schedule (filed herewith) *

* copy available to Limited Partners upon request.

(c)  Financial Data Schedule.

A Financial Data Schedule was submitted in the electronic format prescribed by the EDGAR Filer Manual setting forth the financial information specified in the applicable table in the Appendixes to this item.

     (d)  Reports on Form 8-K filed in the fourth quarter of 1997.
     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Decade Companies Income Properties
                                     (Registrant)

                                   Decade Companies
                                    General Partner

March 26, 1998  By  /s/ Jeffrey L. Keierleber
     Dated       Jeffrey L. Keierleber, General Partner of Decade
                   Companies

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed in the capacities and on the dates indicated.

March 26, 1998  By  /s/ Jeffrey L. Keierleber
     Dated      Jeffrey L. Keierleber, Principal Executive
                Officer and Principal Financial and Accounting
                Officer of the Registrant

                   ANNUAL REPORT ON FORM 10-KSB

                              ITEM 7

                       FINANCIAL STATEMENTS

                   YEAR ENDED DECEMBER 31, 1997

    DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP

                      BROOKFIELD, WISCONSIN