Form 10QSB
period 1998-03-31
DECADE COMPANIES INCOME PROPERTIES
filed 1998-05-15
CIK 775840

U. S. Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

For the transition period from ______________ to _______________

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

_________________________________________________________________
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ____.

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

            PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court. Yes ____ No _____.

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
_________________________________.

Transitional Small Business Disclosure Format (check one):
Yes _____ No _____.


Decade Companies Income Properties - A Limited Partnership

                           Form 10-QSB

                              INDEX

                          March 31, 1998

PART I. FINANCIAL INFORMATION                             Page

          Item 1.   Financial Statements (unaudited as to
          March 31, 1998 and the three months
          then ended).

                    Balance Sheet at March 31, 1998.                  3

                    Statements of Operations for the three months
          ended March 31, 1998 and 1997.                    4

                    Statements of Partners' Capital
          for the three months ended March 31, 1998
          and the year ended December 31, 1997.             5

                    Statements of Cash Flows for the three months
          ended March 31, 1998 and 1997.                    6

                    Notes to Financial Statements.                    7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7 - 10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  10

Item 6. Exhibits and Reports on Form 8-K.                  10

SIGNATURES                                                 11

                     PART I. FINANCIAL INFORMATION

                    Item 1. Financial Statements

                            BALANCE SHEET

                            March 31, 1998
                              (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                 2,140,927
Escrow deposits                             247,812
Prepaid expenses and other assets           108,180

       Total Current Assets               2,496,919

INVESTMENT PROPERTIES, AT COST:          31,409,094
Less: accumulated depreciation           (7,859,850)

Net Investment Property                  23,549,244

OTHER ASSETS:
Utility deposits                             43,415
Debt issue costs, net of accumulated
 amortization                               187,518
       Total Other Assets                   230,933

       Total Assets                     26,277,096

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                              390,238
Tenant security deposits                    147,359
Distributions payable                       168,504
Accrued interest payable                     37,174
Payables to affiliates                    3,769,964
Mortgage notes payable                   22,819,947
     Total Liabilities                   27,333,186

PARTNERS' CAPITAL:
General Partner Capital                     (84,650)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)         (971,440)

Total Partners' Capital                  (1,056,090)

Total Liabilities and
 Partners' Capital                       26,277,096



See Notes to Financial Statements.



                 STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Three Months Ended March 31
                                       1998         1997

Operating revenue:

Rental income                        1,642,515    1,535,535

Operating expenses:

Operating                              681,558      738,493
Real Estate Taxes                      180,324      179,095

      Total                            861,882      917,588

Net income before
 debt service and other
 expenses                              780,633      617,947
Interest expense                      (435,534)    (439,821)
Depreciation                          (258,000)    (274,900)
Amortization of debt issue costs        (7,778)      (8,735)
Net (loss) from investment property     79,321     (105,509)

Other income (expenses):

Interest income                         21,625       34,176
Partnership management                 (59,073)    (164,432)
                                       (37,448)    (130,256)

NET INCOME (LOSS)                       41,873     (235,765)

Net income (loss) attributable to
 General Partner (1%)                      419       (2,358)

Net income (loss) attributable to
 Limited Partners (99%)                 41,454     (233,407)

                                        41,873     (235,765)

Net income (loss) per Limited
 Partner Interest                         3.09      (17.42)

See Notes to Financial Statements

                    STATEMENTS OF PARTNERS' CAPITAL

       (Unaudited as to the Three Months Ended March 31, 1998)

                                 General      Limited
                                 Partner     Partners'
                                 Capital      Capital     Total



BALANCES AT 12/31/96            (74,801)      472,061      397,260

Tender offer costs                                (203)        (203)

Distributions to Partners         (2,730)     (670,018)    (672,748)

Net (loss) for the year           (6,538)     (647,230)    (653,768)

BALANCES AT 12/31/97             (84,069)     (845,390)    (929,459)

Distributions to Partners         (1,000)     (167,504)    (168,504)

Net income for the period            419        41,454       41,873

BALANCES AT 3/31/98              (84,650)     (971,440)  (1,056,090)

() denotes deficit or deduction.


 See Notes to Financial Statements.

                  STATEMENTS OF CASH FLOWS - (UNAUDITED)

                   For The Three Months Ended March 31,
                                           1998            1997

CASH PROVIDED BY (USED FOR) OPERATIONS    243,554         (8,684)

INVESTING ACTIVITIES:

Additions to investment property           (27,685)        (29,826)

FINANCING ACTIVITIES:

Principal payments on mortgage notes       (78,940)        (73,839)

Payment of tender offer costs                  ---             (58)

Distributions paid to limited partners    (167,504)       (167,504)

NET CASH (USED IN) FINANCING ACTIVITIES   (246,444)       (241,401)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                               (30,575)       (279,911)

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                               2,171,502       2,620,423

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                    2,140,927       2,340,512

Supplementary disclosure of cash flow information:

          Interest paid                    428,430         432,724
          Income taxes paid                      0               0

See Notes to Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating revenue from rental income was $1,643,000 in the quarter ended March 31, 1998, compared to $1,536,000 for the same period of 1996, an increase of 7.0%. Rental income was provided by the three sites for the comparative three month periods as follows:

                                                        Percent
                   Three Months Ended         Increase  Increase
                 3/31/98        3/31/97      (Decrease)  (Decrease)
Pelican Sound     690,700        648,300         42,400     6.5%
Meadows II        514,200        483,900         30,300     6.3%
Town Place        437,600        403,300         34,300     8.5%
Total           1,642,500      1,535,500        107,000     7.0%

The average monthly gross potential rent per unit at the Apartments for the first quarter of 1998, and the comparative period in 1997 is set forth below:
                          Number
                         of Units      1998        1997
Pelican Sound               379        $612        $579
The Meadows II              316        $589        $572
Town Place                  240        $599        $581
All Rental Units            935        $601        $577

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the quarter ended March 31, 1998, and the comparable period in 1997, is set forth below:

                                  Three Months Ended
                                  3/31/98     3/31/97

Pelican Sound                       96.1%       96.6%
The Meadows II                      91.9%       88.7%
Town Place                          97.1%       93.9%
All Rental Units                    95.0%       93.2%

The range of occupancy levels at the Apartments for the three month period ended March 31, 1998, and the comparable period in 1997, is set forth below:
                                  Three Months Ended
                                  3/31/98     3/31/97

Pelican Sound                     95.0-96.8%  96.0-97.8%
The Meadows II                    91.4-92.6%  85.8-90.6%
Town Place                        96.0-97.9%  92.7-94.7%
All Rental Units                  94.8-95.1%  93.0-93.4%

Total rental expenses before depreciation and debt service in the three month period ended March 31, 1998 decreased by $56,000, from $918,000 to $862,000. The decrease was comprised of decreases from Town Place ($23,000), Pelican Sound ($20,000), and The Meadows II ($13,000).

A summary of operating expenses before depreciation and debt service by apartment site follows:

                                      Increase   Increase
                                     (Decrease) (Decrease)
                 1997      1996        Amount    Percent
Pelican Sound $379,000   $399,000    $(20,000)    (5.0%)
Meadows II     261,000    274,000     (13,000)    (4.7%)
Town Place     222,000    245,000     (23,000)    (9.4%)
Total         $862,000   $918,000    $(56,000)    (6.1%)

Net income from rental property operations before debt service and depreciation was approximately $781,000 for the first three months of 1998, compared to $618,000 for the comparative period, an increase of approximately $163,000. The increase was comprised of increases at Pelican Sound ($62,000), Town Place ($57,000), and at
The Meadows II ($44,000).

A summary of operating income before depreciation and debt service by apartment site follows:
                                      Increase   Increase
                                     (Decrease) (Decrease)
                 1997      1996        Amount    Percent
Pelican Sound  311,000    249,000      62,000     24.9%
Meadows II     254,000    210,000      44,000     21.0%
Town Place     216,000    159,000      57,000     35.8%
Total          781,000    618,000     163,000     26.4%

Interest expense decreased $4,300 from the comparative period primarily as a result of a lower amount of debt.

The net income before debt service from real estate activities is partially sheltered by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization decreased $18,000 from 1997 to 1998 for the respective three month periods.

The Partnership's net other expenses decreased in 1998 by approximately $93,000. Partnership management expenses decreased $105,000, offset by a decrease in interest income of $12,000. The decrease in partnership management expenses of $105,000 is primarily attributable to the nonrecurring litigation expenses incurred in 1997 in the lawsuit against Arnold K. Leas, Wellington Management Corporation, and WMC Realty, Inc. and for costs incurred for the proxy solicitation to adopt an amendment to
Section 8 of the Limited Partnership Agreement encaptioned the "Fair Price Provision". The decrease in interest earned is primarily attributable to income earned from a smaller investment portfolio.

As a result of the foregoing, the Partnership's net income for the quarter ended March 31, 1998 was $41,900, compared to a loss of $236,000 in the same period of 1997. Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended March 31, 1998 and 1997 was $308,000 and $48,000.

Liquidity and Financial Condition

At March 31, 1998 there was $2.4 million of cash and cash equivalents and escrow deposits available to pay liabilities. Current liabilities are approximately $4.6 million at March 31, 1998, of which approximately $3.8 million is payable to the General Partner. The actual timing of the payment of deferred fees and related interest will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation and protection of the Partnership.

During the first three months of 1998, cash and cash equivalents decreased by $31,000. During the period $243,000 was provided operating activities, $28,000 was used in investing activities and approximately $246,000 was used in financing activities that included payments on the mortgage notes and distributions to partners as shown herein on the Statements of Cash Flows.

Day-to-day operating expenses are funded from operations and do not require the use of cash reserves.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of Cash Flow less amounts set aside for Reserves. In January the Partnership paid to the Limited Partners the December declaration of $167,500 ($12.50 per Interest) and declared a similar amount payable for the first quarter of 1998 to be paid in April 1998. The distribution payable to the General Partner of $1,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount.

The outstanding principal balance on mortgage notes was reduced by $79,000 during the quarter. Scheduled regular monthly mortgage debt principal reductions are approximately $106,000 over the balance of the year. This excludes the note on Pelican Sound Apartments which is due in December 1998 with a balloon payment of $9.7 million. The note provides that it may be extended for another five years if it is not refinanced.

Partners' Capital decreased by $127,000 during the first three months of 1998 due to cash distributions declared payable to the partners of $169,000, offset by the net income for the quarter of $42,000.

PART II.

OTHER INFORMATION

Item 1. Legal Proceeding.

There is no material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Partnership did not file any reports on Form 8-K during the three months ended March 31, 1998.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DECADE COMPANIES INCOME PROPERTIES -
                                A LIMITED PARTNERSHIP
                                         (Registrant)

                             By: DECADE COMPANIES
                                (General Partner)

Date:    May 14, 1998        By:/s/ Jeffrey Keierleber
                                Jeffrey Keierleber
                                General Partner and Principal
                                Financial and Accounting Officer
                                of Registrant