Form 10QSB
period 1998-06-30
DECADE COMPANIES INCOME PROPERTIES
filed 1998-08-14
CIK 775840

U. S. Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.

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

                           Form 10-QSB

                              INDEX

                          June 30, 1998

PART I. FINANCIAL INFORMATION                             Page

          Item 1.   Financial Statements (unaudited as to
          June 30, 1998 and the three months and six months then ended).

                    Balance Sheet at June 30, 1998.                   3

                    Statements of Operations for the three months
          and six months ended June 30, 1998 and 1997       4

                    Statements of Partners' Capital
          for the six months ended June 30, 1998
          and the year ended December 31, 1997.             5

                    Statements of Cash Flows for the six months
          ended June 30, 1998 and 1997.                     6

                    Notes to Financial Statements.                    7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7 - 12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  12

Item 6. Exhibits and Reports on Form 8-K.                  12

SIGNATURES                                                 13

                      PART I. FINANCIAL INFORMATION

                     Item 1. Financial Statements

                             BALANCE SHEET

                              June 30, 1998
                               (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                 2,162,135
Escrow deposits                             308,425
Prepaid expenses and other assets            75,995

       Total Current Assets               2,546,555

INVESTMENT PROPERTIES, AT COST:          31,456,229
Less: accumulated depreciation           (8,122,249)

Net Investment Property                  23,333,980

OTHER ASSETS:
Utility deposits                             43,415
Debt issue costs, net of accumulated
 amortization                               178,790
       Total Other Assets                   222,205

       Total Assets                      26,102,740

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                              464,482
Tenant security deposits                    142,777
Distributions payable                       169,504
Accrued interest payable                     36,862
Payables to affiliates                    3,804,774
Mortgage notes payable                   22,744,403
     Total Liabilities                   27,362,802

PARTNERS' CAPITAL:
General Partner Capital                     (86,005)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)       (1,174,057)

Total Partners' Capital                  (1,260,062)

Total Liabilities and
 Partners' Capital                       26,102,740



See Notes to Financial Statements.


                                        CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                             Three Months Ended         Six Months Ended
                                           6/30/98        6/30/97       6/30/98      6/30/97

Operating revenue:

Rental income                               1,625,567       1,529,291     3,268,082     3,064,826

Operating expenses                           (742,696)       (707,115)   (1,424,254)   (1,445,608)
Real estate taxes                            (182,559)       (176,941)     (362,883)     (356,036)
Total operating
  expenses                                   (925,255)       (884,056)   (1,787,137)   (1,801,644)

Net operating income                          700,312         645,235     1,480,945     1,263,182
Interest expense                             (438,662)       (435,691)     (874,196)     (875,512)
Depreciation                                 (262,400)       (276,600)     (520,400)     (551,500)
Amortization                                   (9,897)         (8,734)      (17,675)      (17,469)
Net income (loss) from
 investment property                          (10,647)        (75,790)       68,674      (181,299)

Other income (expenses):
Interest income                                28,126          33,799        49,751        67,975
Partnership management                        (52,947)        (78,781)     (112,020)     (243,213)
                                              (24,821)        (44,982)      (62,269)     (175,238)

NET INCOME (LOSS)                             (35,468)       (120,772)        6,405      (356,537)

Net income (loss)
 attributable to
 General Partner(1%)                             (355)         (1,208)           64        (3,565)

Net income (loss)
 attributable to
 Limited Partners (99%)                       (35,113)       (119,564)        6,341      (352,972)
                                              (35,468)       (120,772)        6,405      (356,537)

Net income (loss) per Limited
 Partner Interest                               (2.62)          (8.92)         0.47        (26.34)

See Notes to Financial Statements

                STATEMENTS OF PARTNERS' CAPITAL

     (Unaudited as to the Six Months Ended June 30, 1998)

                                 General      Limited
                                 Partner     Partners'
                                 Capital      Capital     Total

BALANCES AT 12/31/96          (74,801)       472,061     397,260

Tender offer costs                              (203)       (203)

Distributions to Partners      (2,730)      (670,018)   (672,748)

Net (loss) for the year        (6,538)      (647,230)   (653,768)

BALANCES AT 12/31/97          (84,069)      (845,390)   (929,459)

Distributions to Partners      (2,000)      (335,008)   (337,008)

Net income for the period          64          6,341       6,405

BALANCES AT 6/30/98           (86,005)    (1,174,057) (1,260,062)

() denotes deficit or deduction.

 See Notes to Financial Statements.

             STATEMENTS OF CASH FLOWS - (UNAUDITED)

                For The Six Months Ended June 30,
                                           1998          1997

CASH PROVIDED BY (USED FOR) OPERATIONS     554,946       253,526

INVESTING ACTIVITIES:

Additions to investment property           (74,821)      (78,840)

FINANCING ACTIVITIES:

Principal payments on mortgage notes      (154,484)    (144,592)

Payment of tender offer costs                    0          (58)

Distributions paid to limited partners    (335,008)    (335,008)

NET CASH (USED IN) FINANCING ACTIVITIES   (489,492)    (479,658)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                                (9,367)    (304,972)

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                               2,171,502    2,620,423

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                    2,162,135    2,315,451

Supplementary disclosure of cash flow information:

          Interest paid                    860,257     868,530
          Income taxes paid                      0           0

See Notes to Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general local economic and market conditions, which will, among other things, affect occupancy levels and market rents, availability and creditworthiness of prospective tenants, the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Operating revenue from rental income was $1,625,500 in the
quarter ended June 30, 1998, compared to $1,529,300 for the same period of 1996, an increase of 6.3%. For the six month period ended June 30, 1998 rental income was $3,268,000 compared to $3,064,800 for the same period in 1997, an increase of 6.6%.
Rental income was provided by the three sites for the comparative three and six month periods as set forth below:
                                                        Percent
                   Three Months Ended         Increase  Increase
                 6/30/98        6/30/97      (Decrease)  (Decrease)

Pelican Sound      683,900        663,400         20,500      3.1%
Meadows II    516,700        449,900         66,800     14.8%
Town Place    424,900        416,000          8,900      2.1%
Total            1,625,500      1,529,300         96,200      6.3%

                                                         Percent
                   For Six Months Ended        Increase  Increase
                       6/30/98        6/30/97      (Decrease)(Decrease)

Pelican Sound    1,374,600      1,311,700         62,900      4.8%
Meadows II  1,030,900        933,800         97,100     10.4%
Town Place    862,500        819,300         43,200      5.3%
Total            3,268,000      3,064,800        203,200      6.6%

The increased revenues at all three sites are attributable to both rent increases and higher occupancy.

The average monthly gross potential rent per unit at the Apartments for the second quarter of 1998 and for the six month period of 1998, and the comparative periods in 1997, is set forth below:

                 Number   Three Months Ended     Six Months Ended
                of Units 6/30/98    6/30/97    6/30/98    6/30/97

Pelican Sound      379      $621       $583       $617       $581
The Meadows II     316      $593       $577       $591       $574
Town Place         240      $603       $589       $601       $585
All Rental Units   935      $607       $582       $604       $580

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the second quarter ended June 30, 1998 and for the six month period of 1998, and the comparable periods in 1997, is set forth below:

                   Three Months Ended       Six Months Ended
                   6/30/98    6/30/97       6/30/98  6/30/97

Pelican Sound       94.2%       98.3%        95.2%     97.4%
The Meadows II      91.4%       83.3%        91.6%     86.0%
Town Place          94.9%       93.6%        96.0%     93.7%
All Rental Units    93.5%       92.1%        94.2%     92.7%

The range of occupancy levels at the Apartments for the second quarter period ended June 30, 1998 and for the six month period of 1998, and the comparable periods in 1997, is set forth below:

                  Three Months Ended          Six Months Ended
                  6/30/98     6/30/97       6/30/98     6/30/97

Pelican Sound    93.2-95.6%  97.9-98.5%  93.2-97.0%   96.0-98.5%
The Meadows II   88.3-94.7%  83.0-83.8%  88.3-94.7%   83.0-90.6%
Town Place       92.9-97.3%  92.8-94.2%  92.9-97.9%   92.7-94.7%
All Rental Units 92.5-94.7%  91.6-92.4%  92.5-95.2%   91.6-93.4%

Total rental expenses before depreciation and debt service in the three month period ended June 30, 1998 increased by $41,000, from $884,000 to $925,000, compared to the same period of 1997. The increase was comprised of increases at Town Place $9,000 and Pelican Sound $27,000, and at Meadows II of $5,000.

For the six month period total rental expense decreased in the 1998 period by $15,000 from $1,802,000 to $1,787,000. The decreases were comprised of decreases at The Meadows II of $8,000, and Town Place of $14,000, offset by an increase at Pelican Sound of $7,000.

A summary of operating expenses before depreciation and debt service by apartment site follows:
                                   For the Three Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
               6/30/98    6/30/97      Amount    Percent

Pelican Sound  411,000     384,000      27,000      7.0%
Meadows II     281,000    276,000       5,000      1.8%
Town Place     233,000    224,000       9,000      4.0%
Total          925,000    884,000      41,000      4.6%

                                   For The Six Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
                6/30/98    6/30/97      Amount    Percent

Pelican Sound    790,000     783,000       7,000      0.9%
Meadows II       542,000    550,000      (8,000)    (1.5%)
Town Place       455,000    469,000     (14,000)    (3.0%)
Total          1,787,000  1,802,000     (15,000)    (0.8%)

Net income from rental property operations before debt service and depreciation was approximately $700,000 for the second three months of 1998, compared to $645,000 for the comparative period, an increase of approximately $55,000. The increase was comprised of an increase at The Meadows II of $61,000, offset by a decrease at Pelican Sound of $6,000, with no change at Town Place.

For the six month period net income from rental operations before depreciation and debt service was approximately $1,481,000 for the 1998 period compared to $1,263,000 for the comparable 1997 period, an increase of $218,000. The increase was comprised of increases at Town Place of $57,000, Pelican Sound of $55,000, and the Meadows II of $105,000.

As a result of the foregoing, net operating income before depreciation and debt service, the following sets forth the contributions by site including the percent of total for each site for the periods for the three months ended:
                                                   Increase    Increase
                          6/30/98             6/30/97    (Decrease)  (Decrease)
                Amount    Percent    Amount Percent  Amount     Percent
Pelican Sound    274,000   39%      280,000    43%    (6,000)    (2.1%)
Meadows II       235,000   34%      174,000   27%    61,000     35.1%
Town Place       191,000   27%      191,000   30%          0      0.0%
Total            700,000  100%      645,000  100%    55,000      8.5%

As a result of the foregoing, net operating income before depreciation and debt service, the following sets forth the contributions by site for the periods for the six months ended:
                                                   Increase    Increase
                          6/30/98             6/30/97    (Decrease)  (Decrease)
                Amount    Percent    Amount Percent  Amount     Percent
Pelican Sound    585,000   40%       529,000    42%    55,000     10.4%
Meadows II       489,000   33%       384,000   30%   105,000     27.3%
Town Place       407,000   27%       350,000   28%    57,000     16.3%
Total          1,481,000  100%     1,263,000  100%   218,000     17.3%

Interest expense for the second quarter of 1998 increased $3,000 from the comparative period and decreased $1,000 for the six month period.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation decreased $14,200 for the second quarter of 1998 compared to 1997, and by $31,100 for the six month period. Amortization increased for the second quarter of 1998 by $1,163 and by $206 for the six month period.

The Partnership's net other expenses decreased during the six month period in 1998 by approximately $113,000. Partnership management expenses decreased $131,000, offset by a decrease in interest income of $18,000. The decrease in partnership management expenses of $131,000 is primarily attributable to the nonrecurring litigation expenses incurred in 1997 in the lawsuit against Arnold K. Leas, Wellington Management Corporation, and WMC Realty, Inc. and for costs incurred for the proxy solicitation to adopt an amendment to Section 8 of the Limited Partnership Agreement encaptioned the "Fair Price Provision". The decrease in interest earned is primarily attributable to income from lower cash holdings in the current period.

As a result of the foregoing, the Partnership's net loss for the quarter ended June 30, 1998 was $35,000, compared to a loss of $121,000 in the same period of 1997. For the six month periods the Partnership's net income for 1998 was $6,000, compared to a loss of $357,000 for 1997.

Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended June 30, 1998 and 1997 was $237,000 and $165,000, and for the six month periods the net income exclusive of depreciation and amortization was $544,000 of 1998 and $212,000 for 1997.

Liquidity and Financial Condition

At June 30, 1998 there was $2.5 million of cash and cash equivalents and escrow deposits available to pay liabilities. Current liabilities are approximately $4.6 million at June 30, 1998, of which approximately $2.9 million is currently due and payable to the General Partner. The actual timing of the payment of deferred fees and related interest will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation and protection of the Partnership.

During the first six months of 1998, cash and cash equivalents decreased by $9,000. During the period $555,000 was provided by operating activities, $75,000 was used in investing activities and approximately $489,000 was used in financing activities as shown herein on the Statements of Cash Flows.

Cash flows provided by operating activities of $555,000 was primarily comprised of net income of $544,000 before depreciation and amortization, increased by the net change in operating assets and liabilities of $11,000.

Net cash used in investing activities of $75,000 was entirely comprised of capitalized expenditures.

Net cash used by financing activities of $489,000 was comprised of cash distributions paid to limited partners of $335,000, and mortgage principal repayments of $154,000.

The Partnership expects to meet its short-term liquidity requirements, including capital expenditures relating to maintaining its existing Apartments, generally through its working capital and net cash provided by operating activities. The Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Partnership also expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, and capital improvements through the use of its working capital cash reserves and the issuance of replacement mortgage financing.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of Cash Flow less amounts set aside for Reserves. In April the Partnership paid to the Limited Partners the March declaration of $167,500 ($12.50 per Interest) and declared a similar amount payable for the second quarter of 1998 to be paid in July 1998. The distribution payable to the General Partner of $2,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount.

The outstanding principal balance on mortgage notes was reduced by $154,000 during the six month period. Scheduled regular monthly mortgage debt principal reductions are approximately $94,000 over the balance of the year. This excludes the note on Pelican Sound Apartments which is due in December 1998 with a balloon payment of $9.7 million. The note provides that the term may be extended for another five years if the loan is not refinanced.

The Partnership has applied for new mortgage financing on The Meadows II Apartments to replace the two existing mortgage loans that total approximately $6.5 million (including the outstanding loan from the Department of Housing and Urban Development). It is anticipated that replacement financing will be obtained prior to year end.

The Partnership is also exploring the possibility of refinancing the outstanding mortgage loans on Pelican Sound Apartments and Town Place Apartments if lower interest rates are available. The Town Place mortgage bears interest at 8.25% per annum fixed until maturity in May 2003. The Pelican Sound mortgage bears interest at 7% per annum fixed until maturity in December 1998 at which time the interest rate may be increased at the lender's option to either a fixed rate not to exceed 9% per annum or a floating rate equal to 1% per annum in excess of the prime rate.

The Partnership has conducted a review of its computer operating systems and has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. The Partnership believes that by modifying certain existing hardware and software and, in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. The Partnership has initiated formal communications with all of its significant suppliers to determine the extent to which the Partnership's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Partnership has not yet estimated the Year 2000 project cost, after reviewing and considering the computer applications, the Partnership believes the costs will be immaterial.

PART II.

OTHER INFORMATION

Item 1. Legal Proceeding.

There is no material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Partnership did not file any reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DECADE COMPANIES INCOME PROPERTIES -
                              A LIMITED PARTNERSHIP
                                 (Registrant)

                              By: DECADE COMPANIES
                                (General Partner)

Date:    August 13, 1998      By:/s/ Jeffrey Keierleber
                               Jeffrey Keierleber
                                General Partner and Principal
                                      Financial and Accounting Officer
                                      of Registrant