Form 10QSB
period 1998-09-30
DECADE COMPANIES INCOME PROPERTIES
filed 1998-11-17
CIK 775840

U. S. Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998.

          [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

For the transition period from --------- to -----------


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:__.
Transitional Small Business Disclosure Format (check one): Yes
 No   X  .

    Decade Companies Income Properties - A Limited Partnership

                           Form 10-QSB

                              INDEX

                        September 30, 1998

PART I. FINANCIAL INFORMATION                             Page

          Item 1.   Financial Statements (unaudited as to
          September 30, 1998 and the three months and nine months then ended).


                    Balance Sheet at September 30, 1998.              3

                    Statements of Operations for the three months and nine months ended September 30, 1998 and 1997 4

                    Statements of Partners' Capital
          for the nine months ended September 30, 1998
          and the year ended December 31, 1997.             5

                    Statements of Cash Flows for the nine months
          ended September 30, 1998 and 1997.                6

                    Notes to Financial Statements.                    7

Item 2. Management's Discussion and Analysis                7 - 12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  12

Item 6. Exhibits and Reports on Form 8-K.                  12

SIGNATURES                                                 13

                     PART I. FINANCIAL INFORMATION

                    Item 1. Financial Statements

                            BALANCE SHEET

                          September 30, 1998
                              (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                 2,495,499
Escrow deposits                             124,902
Prepaid expenses and other assets            45,199

       Total Current Assets               2,665,600

INVESTMENT PROPERTIES, AT COST:          31,627,302
Less: accumulated depreciation           (8,389,650)

Net Investment Property                  23,237,652

OTHER ASSETS:
Utility deposits                             43,415
Debt issue costs, net of accumulated
 amortization                               172,558
       Total Other Assets                   215,973

       Total Assets                      26,119,225

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                              629,300
Tenant security deposits                    125,031
Distributions payable                       170,004
Accrued interest payable                     36,673
Payables to affiliates                    3,819,697
Mortgage notes payable                   22,668,698
     Total Liabilities                   27,449,403

PARTNERS' CAPITAL:
General Partner Capital                     (85,526)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)       (1,244,652)

Total Partners' Capital                  (1,330,178)

Total Liabilities and
 Partners' Capital                       26,119,225

See Notes to Financial Statements.

                        CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                               Three Months Ended           Nine Months Ended
                                9/30/98   9/30/97         9/30/98      9/30/97

Operating revenue:

Rental income                 1,621,192   1,530,957     4,889,274    4,595,783

Operating expenses             (622,798)   (703,732)   (2,047,052)  (2,149,340)
Real estate taxes              (188,494)   (186,445)     (551,377)    (542,481)
Total operating
  expenses                     (811,292)   (890,177)   (2,598,429)  (2,691,821)

Net operating income            809,900     640,780     2,290,845    1,903,962
Interest expense               (438,624)   (451,251)   (1,312,820)  (1,326,763)
Depreciation                   (267,400)   (280,900)     (787,800)    (832,400)
Amortization                     (8,512)     (8,730)      (26,187)     (26,199)
Net income (loss) from
 investment property             95,364    (100,101)      164,038     (281,400)

Other income (expenses):
Interest income                  41,033      33,638        90,784      101,613
Partnership management          (38,509)    (22,988)     (150,529)    (266,201)
                                  2,524      10,650       (59,745)    (164,588)

NET INCOME (LOSS)                97,888     (89,451)      104,293     (445,988)

Net income (loss)
 attributable to
 General Partner(1%)                979        (895)        1,043       (4,460)

Net income (loss)
 attributable to
 Limited Partners (99%)          96,909     (88,556)      103,250     (441,528)
                                 97,888     (89,451)      104,293     (445,988)

Net income (loss) per Limited
 Partner Interest                  7.23       (6.61)         7.71       (32.95)

See Notes to Financial Statements

               STATEMENTS OF PARTNERS' CAPITAL

 (Unaudited as to the Nine Months Ended September 30, 1998)

                                 General      Limited
                                 Partner     Partners'
                                 Capital      Capital     Total



BALANCES AT 12/31/96          (74,801)       472,061     397,260

Tender offer costs                              (203)       (203)

Distributions to Partners      (2,730)      (670,018)   (672,748)

Net (loss) for the year        (6,538)      (647,230)   (653,768)

BALANCES AT 12/31/97          (84,069)      (845,390)   (929,459)

Distributions to Partners      (2,500)      (502,512)   (505,012)

Net income for the period       1,043        103,250     104,293

BALANCES AT 9/30/98           (85,526)    (1,244,652) (1,330,178)

() denotes deficit or deduction.

 See Notes to Financial Statements.

             STATEMENTS OF CASH FLOWS - (UNAUDITED)

             For The Nine Months Ended September 30,
                                           1998          1997

CASH PROVIDED BY OPERATIONS              1,305,092     501,491

INVESTING ACTIVITIES:

Cash (used in) investing activities
(Additions to investment properties)      (245,894)     (133,675)

FINANCING ACTIVITIES:

Principal payments on mortgage notes      (230,189)    (214,208)

Payment of debt issue costs                 (2,500)           0

Payment of tender offer costs                    0         (203)

Distributions paid to limited partners    (502,512)    (502,512)

NET CASH (USED IN) FINANCING ACTIVITIES   (735,201)    (716,923)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                               323,997     (349,107)

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                               2,171,502    2,620,423

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                    2,495,499    2,271,316

Supplementary disclosure of cash flow information:

          Interest paid                  1,291,924    1,305,490
          Income taxes paid                      0            0

See Notes to Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Note B--Subsequent Event- Refinancing of Meadows II mortgage loans

On September 30, 1998 the Partnership entered into a new nonrecourse mortgage loan of $9,150,000. The Partnership's Meadows II property secures the loan. Loan proceeds were used to pay off the outstanding balances of the prior two loans of approximately $6.44 million. Although the note and mortgage were executed on September 30, 1998, the loan was not funded until the next day, October 1, 1998, and accordingly it is treated as a subsequent event for the purpose of these financial statements. The loan bears interest at a fixed rate of 7.25% per annum and is due in seven years on September 30, 2005. The loan requires monthly payments of principal and interest of $66,137 based on a 25 year amortization schedule.

A Reserve Account of $45,000 was established from the proceeds of the loan. Monthly payments to the Reserve Account of $5,267 are required. The funds in the Reserve Account shall be used for capital improvements to the property, other than painting, carpeting, and similar decorating work.

Item 2. Management's Discussion and Analysis.

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

Results of Operations

Operating revenue from rental income was $1,621,200 in the quarter ended September 30, 1998, compared to $1,531,000 for the same period of 1997, an increase of 5.9%. For the nine month period ended September 30, 1998 rental income was $4,889,300 compared to $4,595,800 for the same period in 1997, an increase of 6.4%. Rental income was provided by the three sites for the comparative three and nine month periods as set forth below:
                                                        Percent
                   Three Months Ended         Increase  Increase
                 9/30/98        9/30/97      (Decrease)  (Decrease)

Pelican Sound     695,900        684,200         11,700      1.7%
Meadows II        516,600        456,900         59,700     13.1%
Town Place        408,700        389,900         18,800      4.8%
Total           1,621,200      1,531,000         90,200      5.9%

                                                        Percent
                   For Nine Months Ended      Increase  Increase
                      9/30/98        9/30/97      (Decrease)  (Decrease)
Pelican Sound   2,070,500      1,995,900        74,600       3.7%
Meadows II      1,547,600      1,390,700        156,900     11.3%
Town Place      1,271,200      1,209,200         62,000      5.1%
Total           4,889,300      4,595,800       293,500       6.4%

The increased revenues at all three sites are primarily attributable to rent increases.

The average monthly gross potential rent per unit at the Apartments for the third quarter of 1998 and for the nine month period of 1998, and the comparative periods in 1997, is set forth below:

                 Number   Three Months Ended    Nine Months Ended
                of Units 9/30/98    9/30/97    9/30/98    9/30/97
Pelican Sound      379       626        590        620        584
The Meadows II     316       600        582        594        577
Town Place         240       612        594        605        588
All Rental Units   935       613        589        607        583

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the three and nine month periods ended September 30, 1998, and the comparable periods in 1997, is set forth below:

                   Three Months Ended       Nine Months Ended
                   9/30/98   9/30/97       9/30/98  9/30/97

Pelican Sound       92.5%       97.0%        94.3%     97.3%
The Meadows II      87.8%       88.9%        90.3%     87.0%
Town Place          90.6%       91.0%        94.2%     92.8%
All Rental Units    90.5%       92.7%        92.9%     92.7%

The range of occupancy levels at the Apartments for the three and nine month periods ended September 30, 1998, and the comparable periods in 1997, is set forth below:

                  Three Months Ended         Nine Months Ended
                  9/30/98     9/30/97       9/30/98     9/30/97

Pelican Sound    90.6-93.9%  96.5-97.3%  90.6-97.0%   96.0-98.5%
The Meadows II   86.1-90.3%  84.1-93.1%  86.1-94.7%   83.0-93.1%
Town Place       86.1-95.7%  88.8-93.3%  86.1-97.9%   88.8-94.7%
All Rental Units 89.4-91.8%  91.5-93.7%  89.4-95.2%   91.5-93.7%

Total rental expenses before depreciation and debt service in the three month period ended September 30, 1998 decreased by $79,000, from $890,000 to $811,000, compared to the same period of 1997. The decrease was comprised of decreases at Town Place $48,000 and Pelican Sound $42,000, offset by an increase at Meadows II of $11,000.

For the nine month period total rental expense decreased in the 1998 period by $94,000 from $2,692,000 to $2,598,000. The decrease was comprised of decreases at Pelican Sound of $35,000, and Town Place of $62,000, offset by an increase at Meadows II of $3,000.

In the third quarter of 1998 the partnership reclassified to capital expenditures previously expensed in the prior two quarters certain improvements to the properties at Pelican Sound in the amount of $15,000 ($9,000 for building exterior and $6,000 for pool deck) and at Town Place of $55,000 (balcony replacements) for a total of $70,000. These amounts are reflected as reductions in the operating expenses for those sites and result in rather favorable comparisons for the current quarter compared to the third quarter of the prior year.

A summary of operating expenses before depreciation and debt service by apartment site follows:

                        For the Three Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
               9/30/98    9/30/97      Amount    Percent

Pelican Sound  308,000    350,000     (42,000)    (12.0%)
Meadows II     292,000    281,000      11,000       3.9%
Town Place     211,000    259,000     (48,000)    (18.5%)
Total          811,000    890,000     (79,000)     (8.9%)

                        For The Nine Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
                9/30/98    9/30/97      Amount    Percent

Pelican Sound  1,098,000  1,133,000    (35,000)    (3.1%)
Meadows II       834,000    831,000       3,000     (0.4%)
Town Place       666,000    728,000     (62,000)    (8.5%)
Total          2,598,000  2,692,000     (94,000)    (3.5%)

As a result of increased revenue and reduced expenses, net income from rental property operations before debt service and depreciation was approximately $810,000 for the third quarter of 1998, compared to $641,000 for the comparative period, an increase of approximately $169,000. The increase was comprised of increases at Town Place of $68,000, at Pelican Sound of $52,000, and at The Meadows II of $49,000.

For the nine month period net income from rental operations before depreciation and debt service was approximately $2,291,000 for the 1998 period compared to $1,904,000 for the comparable 1997 period, an increase of $387,000. The increase was comprised of increases at the Meadows II of $154,000, at Town Place of $125,000, and at Pelican Sound of $108,000.

As a result of the foregoing, net operating income before
depreciation and debt service, the following sets forth the
contributions by site including the percent of total for each site for the periods for the three months ended:
                                                   Increase    Increase
                         9/30/98             9/30/97    (Decrease)  (Decrease)
                Amount    Percent    Amount Percent  Amount    Percent
Pelican Sound    386,000   48%      334,000   52%    52,000     15.6%
Meadows II       225,000   28%      176,000   28%    49,000     27.8%
Town Place       199,000   24%      131,000   20%    68,000     51.9%
Total            810,000 100%     641,000  100%  169,000     26.4%

As a result of the foregoing, net operating income before depreciation and debt service, the following sets forth the contributions by site for the periods for the nine months ended:
                                                   Increase    Increase
                         9/30/98             9/30/97  (Decrease)   (Decrease)
                Amount    Percent    Amount Percent  Amount    Percent
Pelican Sound    971,000   42%       863,000   45%   108,000    12.5%
Meadows II       714,000   31%       560,000   30%   154,000    27.5%
Town Place       606,000   27%       481,000   25%   125,000    26.0%
Total          2,291,000  100%     1,904,000  100%  387,000    20.3%

Interest expense for the third quarter of 1998 decreased $13,000 from the comparative period and by $14,000 for the nine month period.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation decreased $13,500 for the third quarter of 1998 compared to 1997, and by $44,600 for the nine month period. The changes in amortization were not material.

The Partnership's net other expenses decreased during the nine month period in 1998 by approximately $105,000. Partnership management expenses decreased $116,000, offset by a decrease in interest income of $11,000. The decrease in partnership management expenses of $116,000 is primarily attributable to the nonrecurring litigation expenses incurred in 1997 in the lawsuit against Arnold K. Leas, Wellington Management Corporation, and WMC Realty, Inc. and for costs incurred for the proxy solicitation to adopt an amendment to Section 8 of the Limited Partnership Agreement encaptioned the "Fair Price Provision". The decrease in interest earned is primarily attributable to income earned from lower cash holdings in the current period.

As a result of the foregoing, the Partnership's net income for the quarter ended September 30, 1998 was $98,000, compared to a loss of $89,000 in the same period of 1997. For the nine month periods the Partnership's net income for 1998 was $104,000, compared to a loss of $446,000 for 1997.

Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended September 30, 1998 and 1997 was $374,000 and $200,000, and for the nine month periods the net income exclusive of depreciation and amortization was $918,000 of 1998 and $413,000 for 1997.

Liquidity and Source of Capital

At September 30, 1998 there was $2.6 million of cash and cash equivalents and escrow deposits available to pay liabilities. Liabilities not secured by mortgages are approximately $4.8 million at September 30, 1998, of which approximately $900,000 is payable to an affiliate of the General Partner and should be considered a long term liability. The $900,000 represents real estate sales commissions earned on prior real estate transactions, and interest thereon. Payment to the affiliate is subordinated to the payment to the Limited Partners of 100% of their original capital contributions plus a cumulative priority return of 6% per annum, minus the sum of all prior cash distributions.

Approximately $2.9 million of the remaining short term liabilities represents amounts due and payable to the General Partner ("deferred fees") for acquisition services rendered from 1986 to 1993. The outstanding deferred fees no longer bear interest and therefore nonpayment does not cause additional expense to the Partnership.
Payment to the General Partner of the deferred fees was delayed in order to provide additional liquidity to the Partnership for working capital and to preserve the ability of the Partnership to acquire additional properties, if deemed advisable. The actual timing of the payment to the General Partner of the deferred fees of approximately $2.9 million will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation and protection of the Partnership.

During the first nine months of 1998, cash and cash equivalents increased by $323,000. During the period $1,305,000 was provided by operating activities, $246,000 was used in investing activities and approximately $735,000 was used in financing activities as shown herein on the Statements of Cash Flows.

Cash flows provided by operating activities of $1,305,000 was primarily comprised of net income of $918,000 before depreciation and amortization, increased by the net change in operating assets and liabilities of $387,000.

Cash used in investing activities of $246,000 was entirely comprised of capitalized expenditures.

Net cash used by financing activities of $735,000 was comprised of cash distributions paid to limited partners of $503,000, and mortgage principal repayments of $230,000 and $2,000 of new debt issue costs.

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

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of Cash Flow less amounts set aside for Reserves. In July the Partnership paid to the Limited Partners the June declaration of $167,500 ($12.50 per Interest). The Partnership and declared a similar amount payable for the third quarter of 1998 to be paid in October 1998. The distribution payable to the General Partner of $2,500 for the year-to-date was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount.

The outstanding principal balance on mortgage notes was reduced by $230,000 during the nine month period. Scheduled regular monthly mortgage debt principal reductions are approximately $48,000 over the balance of the year. This excludes the note on Pelican Sound Apartments which is due in December 1998 with a balloon payment of $9.7 million. The note provides that the term may be extended for another five years if the loan is not refinanced and in September the Partnership gave notice to the lender that it wishes to extend the term of the loan.

Effective October 1, 1998 the Partnership obtained new mortgage financing on The Meadows II Apartments of $9,150,000 to replace the two existing mortgage loans that total approximately $6.44 million (including the outstanding loan from the Department of Housing and Urban Development) (see Subsequent Event footnote to financial statements). Additional liquidity of approximately $2.5 million was provided by the new loan.

The Partnership is also exploring the possibility of refinancing the outstanding mortgage loans on Pelican Sound Apartments and Town Place Apartments if lower interest rates are available. The Town Place mortgage bears interest at 8.25% per annum fixed until maturity in May 2003. The Pelican Sound mortgage bears interest at 7% per annum fixed until maturity in December 1998 at which time the interest rate may be increased to a fixed rate not to exceed 9% per annum.

Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The General Partner has undertaken various initiatives intended to ensure that the computer equipment and software that it uses on behalf of the Partnership will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, and other miscellaneous systems as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the General Partner's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the General Partner believes that certain of the computer equipment and software it currently uses on behalf of the Partnership will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the General Partner attempts to obtain replacements that are Year 2000 compliant.

The General Partner has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. The General Partner believes that by modifying certain existing hardware and software and, in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the General Partner currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed by June 30, 1999 and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The General Partner estimates that as of September 30, 1998, it had completed approximately 35% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 65% of the initiatives are in process and expected to be completed on or about June 30, 1999.

The General Partner has also initiated formal communications with all of its significant suppliers to determine the extent to which the Partnership's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The General Partner believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Partnership with respect to Year 2000 issues of third parties, will not exceed $50,000. Such expenditures will be funded from operating cash flows. As of September 30, 1998 the Partnership had incurred costs of approximately $16,000 related to its Year 2000 identification, assessment, remediation and testing efforts. All of the $16,000 relates to analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors or service providers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

The General Partner presently believes that the Year 2000 issue will not pose significant operational problems for the Partnership. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Partnership's results of operations or adversely affect the Partnership's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Partnership's systems or results of operations.

PART II.

OTHER INFORMATION

Item 1. Legal Proceeding.

There is no material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Partnership did not file any reports on Form 8-K during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DECADE COMPANIES INCOME PROPERTIES -
                               A LIMITED PARTNERSHIP
                                   (Registrant)

                              By: DECADE COMPANIES
                                (General Partner)

Date:  November 16, 1998      By:/s/ Jeffrey Keierleber
                                 Jeffrey Keierleber
                                 General Partner and Principal
                                 Financial and Accounting Officer
                                      of Registrant