Form 10KSB
period 1998-12-31
DECADE COMPANIES INCOME PROPERTIES
filed 1999-04-01
CIK 775840

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-KSB
(Mark One)

[ X ]Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998
                                 or
[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from________________to_______________

Commission file no.: 0-21455

DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP
(Name of small business issuer in its charter)

          Wisconsin                         39-1518732
    (State or                      (IRS Employer Identification No.)
other jurisdiction of
incorporation or organization)

250 Patrick Blvd., Suite 140
Brookfield, Wisconsin                        53045-5864
(Address of                                 (Zip Code)
principal executive offices)

Issuer's telephone number:  414-792-9200

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
 Limited Partnership Interests
(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
 .   No __ .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for its most recent fiscal year. $6,582,284

The aggregate market value of the Limited Partnership Interests ("Interests") is indeterminable because there is no established or organized market for the Interests.

      ANNUAL REPORT ON FORM 10-KSB

INDEX

YEAR ENDED DECEMBER 31, 1998

DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP
BROOKFIELD, WISCONSIN


Part I                                            Item    Page
Description of Business                              1      3

Description of Property                              2      9

Legal Proceedings                                    3     22

Submission of Matters to a Vote of Security Holders  4     22

Part II
Market for Limited Partnership
Interests and Related Partner Matters                5     22

Management's Discussion and Analysis or Plan
of Operations                                        6     23

Financial Statements                                 7     40

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                  8     41

Part III
Directors, Executive Officers, Promoters and         9     41
Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Compensation                              10     42

Security Ownership and Certain Beneficial Owners and
Management                                          11     43

Certain Relationships and Related Transactions      12     44

Exhibits and Reports on Form 8-K                    13     45

Signatures                                                 50

Audited Financial Statements                               51

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

In April 1996 Town Place Apartments was independently appraised at an estimated value of $9.2 million.

In May 1996, a $2.5 million mortgage loan on Town Place was refinanced with a new $6.7 million mortgage loan.

In August 1996 Pelican Sound Apartments was independently appraised at an estimated value of $14.25 million.

In September 1996 The Meadows II Apartments was independently appraised at an estimated value of $11.1 million.

In October 1996 the Partnership offered to purchase Limited Partner Interests ("Interests") for cash consideration of $402 per Interest. The quarterly cash distribution for the third quarter of 1996 was suspended in October during the tender offer to increase cash reserves to repurchase Limited Partner Interests.

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

     2)A proxy statement, dated January 27, 1997, and consent was mailed by Arnold K. Leas (a limited partner of the Partnership) to all Limited Partners in connection with a proposal to remove Decade Companies as the general partner of the Partnership and concurrently therewith appoint Wellington Management Corporation (his affiliate) as the new general partner. The proxy period expired on March 1, 1997. To the best of the General Partner's knowledge, approximately 84% of the limited partners did not vote for the Leas proposal. As a result, the proposal was not adopted.

In January 1997, quarterly cash distributions to the Limited Partners were resumed with the payment of a cash distribution for the fourth quarter of 1996.

An offer and Settlement Agreement was executed effective March 13, 1997, between the parties to resolve the litigation. Pursuant to the settlement agreement, certain Wellington clients, including Arnold K. Leas, agreed to sell their shares in the Partnership. Additionally Arnold K. Leas and the other Wellington defendants agreed that Jeffrey Keierleber, an individual who is a general partner in Decade Companies (the General Partner of the Partnership) would purchase certain Limited Partnership Interests for a net price to the Limited Partner of $550 per Limited Partner Interest until May 5, 1997, (plus commissions ranging from $42.50 to $55.00 per Interest paid to an affiliate of the Defendants), provided that the Limited Partnership Interests are acquired by isolated transactions that do not give rise to general solicitation or a tender offer.

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

Between March 31, 1997 and May 5, 1997, Jeffrey Keierleber purchased 1,411.84 Limited Partner Interests from certain Limited Partners pursuant to the Settlement Agreement.

Subsequent to May 5, 1997, Jeffrey Keierleber continued to purchase Limited Partner Interests. There were 738.50 Limited Partner Interests purchased from 75 Limited Partners from May 19, 1997 to March 25, 1999, at an average price to the Limited Partner of $555 per Limited Partner Interest.

In August 1998 The Meadows II was independently appraised at an estimated value of $12 million.

In August 1998 the Partnership received and accepted a loan commitment from Associated Bank Milwaukee to refinance the two outstanding mortgage notes on The Meadows II with a new loan in the amount of $9.15 million.

Effective October 1, 1998, the Partnership refinanced the two outstanding mortgage loans that encumbered The Meadows II in the total amount of approximately $6.44 million and replaced the old mortgage notes with a new mortgage note in the amount of $9.15 million. Approximately $2.56 million of the new mortgage financing was not disbursed at closing. Such amount may be disbursed at the discretion of the General Partner.

In its ordinary course of operations, the Partnership has received offers on the sale of its properties. The Partnership has received numerous oral and written offers during 1997 and 1998, all containing conditions, with prices as described below:

Pelican Sound - 1997: The Partnership received and rejected or countered 24 offers for Pelican Sound Apartments (or expressions of interests to such effect) averaging $14.1 million.

Pelican Sound      - 1998: The Partnership received and rejected or countered
16 offers for Pelican Sound Apartments (or expressions of interests to such effect). Four of the offers were made for the purchase of Pelican Sound in combination with Town Place and another property owned by an affiliate of the General Partner. The proposed prices have ranged from a low of $14,000,000 to a high of $17,750,000, with an average price of $15,815,000.

The Meadows II - 1997: The Partnership received and rejected or countered eight offers for The Meadows II Apartments (or expressions of interests to such effect). All of the offers included The Meadows I Apartments which is owned by an affiliated partnership. The average offer was for $13.99 million for both properties, resulting in a prorated amount of $10.94 million for The Meadows II.

The Meadows II - 1998: The Partnership did not receive any offers.

Town Place - 1997: The Partnership received and rejected or countered 12 offers for Town Place Apartments (or expressions of interests to such effect) averaging $8.92 million.

Town Place - 1998: The Partnership received and rejected or countered 10 offers for Town Place Apartments (or expressions of interests to such effect). Four of the offers were made for the purchase of Town Place in combination with Pelican Sound and another property owned by an affiliate of the General Partner. The proposed prices have ranged from a low of $8,555,000 to a high of $9,750,000, with an average price of $9,358,000.

The General Partner will continue to consider offers for sale of its properties, but cannot assure Limited Partners that any of the properties will be sold during 1999. The General Partner is seeking to obtain offers with no or minimal contingencies that allow the Partnership the time and ability to conclude a tax deferred exchange for any or all of the properties.

(b) Business of Issuer

The Partnership is engaged solely in the business of owning and operating residential apartments. In January 1989 the Partnership acquired The Meadows II Apartments, a 316- unit apartment complex located in Madison, Wisconsin.

In February 1990 the Partnership acquired Town Place Apartments, a 240-unit apartment complex located in Clearwater, Florida. In November 1993, the Partnership acquired Pelican Sound Apartments, a 379-unit apartment complex located in St. Petersburg, Florida. The Apartment complexes owned by the Partnership are collectively referred to as "the Apartments" throughout this report.

The real estate investment business is highly competitive. The Apartments are in competition for residents with numerous other alternative sources of housing, including, but not limited to, apartment complexes owned by affiliates of the General Partner. Many of these competitors may have greater resources than those of the Partnership or may be associated with individuals with broader experience than that of management of the General Partner.

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

During 1998, the Partnership did not directly employ any individuals. In order to effectively manage the personnel function of operating the Apartments and the Partnership and to control the costs of compensation (including wages, worker's compensation, unemployment, payroll taxes, health care, and 401(k) profit sharing plans), the employees who work for the Partnership and the Apartments are employed by the General Partner or its affiliate, Decade Properties, Inc. The costs of these employee services are reimbursed by the Partnership based upon the records of such employees in performing such services multiplied by a rate established to cover overhead and expenses incurred to perform such duties. The Apartments are managed by Decade Properties, Inc., an affiliate of the General Partner. Employees of the General Partner and affiliates perform the on-site management services required to operate and maintain the Apartments and render partnership management services to the Partnership including maintaining investor communications, compliance with tax laws and other governmental regulations, and cash management.

At the close of business on December 31, 1998, the Partnership's 13,400.27 Interests were held by 1,242 Limited Partners. The General Partner of the Partnership is Decade Companies - A General Partnership (of which Jeffrey Keierleber and Decade 80, Inc. are the general partners). The principal offices of Decade Companies and the Partnership are located at 250 Patrick Blvd. Suite 140, Brookfield, Wisconsin 53045-5864, Telephone (414) 792-9200.

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
                                                            935

The Meadows II is pledged as collateral against mortgage encumbrances of approximately $6.57 million. Town Place is pledged as collateral against a mortgage encumbrance of $6.51 million. Pelican Sound is pledged as collateral against a mortgage encumbrance of $9.67 million.

(b) Investment policies

(1) Investments in real estate or interests in real estate.

The investment policy of the Partnership is to primarily invest in real estate located in the state of Florida, although real estate situated anywhere in the continental United States may be acquired. Although there is no restriction on the type of real estate in which the Partnership may invest, the Partnership has concentrated its real estate holdings to residential apartment complexes located in the States of Florida and Wisconsin.

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

(3)Securities of or interests in persons primarily engaged in real estate activities.

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

The Agreement of Limited Partnership permits the Partnership to participate in joint venture investments with non-Affiliates provided that it acquires a controlling interest therein. The Partnership is permitted to invest in a joint venture arrangement with another joint venture formed by the General Partner or Affiliates provided the Affiliate has identical investment objectives, there are no duplicate property management or other fees, the sponsor compensation is substantially identical in each real estate program, the Partnership is granted the right of first refusal to purchase the real property if the affiliated joint venturer wishes to sell the property, and the investment of each of the real estate programs is otherwise on substantially the same terms and conditions.

(c) Description of Real Estate and Operating Data

(1) The general character and location of each of the three apartment properties owned by the Partnership are separately described below. Each of the properties is a residential garden-style apartment complex. In the opinion of the general partner the properties are suitable and adequate for such use.

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

The complex is located in the "Gateway" region of St. Petersburg, on Gandy Boulevard approximately one mile west of the Gandy Bridge. The location provides easy access to both Pinellas and Hillsborough business districts and the location is considered by the General Partner to be a positive growth area for both commercial and residential developments.

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

The Meadows is located on the far northeast perimeter of the City of Madison at the southeast corner of the intersection of I-90/94 and Highway 30. The property is situated in a growing residential neighborhood five miles northeast of Madison's Capitol Square. The primary access route is Highway 30 on the north which meets East Washington Avenue. North-south linkages are provided by I-90/94 and Highway 51. Neighborhood land uses are dominated by single family homes with some multifamily residences interspersed, primarily long main roads. The area around The Meadows II has experienced a great deal of residential and commercial growth in the 1990's. Commercial growth has been concentrated around the perimeter of East Towne Mall, a regional shopping center located to the northeast of The Meadows II. Residential growth has been concentrated in the areas to the east of East Washington Avenue, the west of Interstate Highways 90 & 94, south of the East Towne Mall area, and north of Highways 12 & 18, which includes The Meadows II. Overall, the General Partner believes that vacant and improved real estate prices have been increasing in such area since the early 1990's.

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

The property is located on the south side of N. E. Coachman Road approximately one mile northwest from the intersection of U.S. Highway 19 and Route 60.

The surrounding neighborhood primarily consists of well established, fully developed, residential properties with supporting commercial facilities lining the major thoroughfares. The improvements in the neighborhood contain a mixture of commercial and residential uses. The main traffic arteries are typically lined with commercial improvements, including offices, service stations, convenience stores, restaurants, service shops, auto sales/repair facilities, banks, and other commercial uses. The balance of the surrounding areas are primarily developed with a mixture of single family and multiple family development. Clearwater Beach is seven miles from the property.

(2) The Partnership holds title to each of the properties. The nature and amount of all material mortgages, liens or encumbrances are separately described below, including the current principal amount of each material encumbrance, interest and amortization provisions, prepayment provisions, maturity date, and the balance due at maturity assuming no prepayments.

                                Pelican   The          Town
                                Sound     Meadows II   Place
Current principal amount           $9,671,474  $6,573,519   $6,509,249
Interest rate                       7.625%     7.25%        8.25%
Amortization provisions             349 mo.    25 yr.       311 mo.
Prepayment provisions              (1)         (2)         (3)
Maturity date                    12/01/03     09/30/05     05/16/03
Balance due at maturity
assuming no prepayments          $8,918,802  $5,737,026  $5,999,567

     (1)Prepayment of principal without penalty is permitted in increments of $100,000 upon 30 days prior written notice.

     (2)Borrower may prepay the Loan, in whole or in part, provided Borrower gives 15 days prior written notice to Lender of such prepayment. Unless the Loan Amount and all accrued interest are paid in full, no such prepayment will suspend required payments. Borrower may prepay any or all of the Loan without premium or penalty if prepayment is made (a) contemporaneously with the bona fide sale of the Property (as such term is defined in the Mortgage) to a buyer unaffiliated with Borrower; or (b) within one year before the Maturity Date (the "No Premium Period"). Otherwise, any prepayment must be accompanied by an additional amount equal to 2.00% of the amount being prepaid (the "Prepayment Premium") if made within four years after the Loan Date and 1% of the amount being prepaid if made later. Following the occurrence of any default by Borrower and acceleration of the maturity of this Note by Lender other than during the No Premium Period, a tender of payment of the amount necessary to satisfy the entire balance of principal will be deemed to constitute an attempt by Borrower to evade paying the Prepayment Premium.

Therefore, such payment will be deemed to be a prepayment and must include the Prepayment Premium.

     (3)Prepayment of principal without penalty is permitted in whole or in part without penalty.

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

The average monthly gross potential rent ("GPR") per unit at the Apartments for the month of December of each of the last two years and the related occupancy rate ("OR") for December of each year is set forth below:

                Number          December     December
               of Units           1998         1997
                                GPR   OR      GPR   OR
All Units        935            $622   89%    $597   95%
Pelican Sound    379            $633   89%    $606   94%
The Meadows II   316            $609   87%    $588   95%
Town Place       240            $623   89%    $598   97%

The apartment mix and monthly asking rents at Pelican Sound Apartments is:
                        Number
                          of   Square        Asking Rent
Style                   Units   Feet    12/98           12/97

One-bedroom/one bath     128    505   $530-585        $530-585
One bedroom/one bath     156    700   $615-675        $605-675
One-bedroom/one bath/den  27    830   $740-765        $695-705
Two-bedroom/two bath      68    910   $785-810        $745-820
                         379

The apartment mix and monthly asking rents at The Meadows II Apartments is:







                        Number
                          of    Square      Asking Rent
Style                    Units    Feet   12/98          12/97

One-bedroom               88     625   $540-560       $510-520
One-bedroom/deluxe        12     744   $555-575       $515-530
Two-bedroom/one bath     192     875   $610-680       $585-630
Two-bedroom/1.5 bath/den  12   1,466   $850-900       $820-880
Three-bedroom             12   1,466   $850-900       $820-880
                         316

The apartment mix and monthly asking rents at Town Place Apartments is:

                      Number
                        of   Square          Asking Rent
Style                 Units   Feet      12/98          12/97

One-bedroom/Suite       36    540      $525-535       $490-520
One bedroom/Garden      72    720      $575-605       $540-625
Two-bedroom/one bath    36    836      $650-670       $635-680
Two-bedroom/two bath    96  1,036      $700-815       $685-780
                       240

(4) Any proposed program for the renovation, improvement or development of the properties, including the estimated cost thereof and the method of financing to be used, is set forth below.

At Pelican Sound the proposed 1999 budget includes $100,000 to install a gated entry; $77,000 for repairs to the balconies and siding; $48,000 to install individual water meters for each apartment unit so that utilities can be billed directly to each resident; $42,000 for carpet replacement; $24,000 for appliances; $20,000 to install a water reclamation system for irrigation; $12,000 for tile and vinyl replacement; $12,000 for interior repairs to apartment units; and $8,000 for air conditioners.

At The Meadows II the proposed 1999 budget includes $55,000 for exterior painting; $49,000 for carpet replacement; $9,000 for appliances; $7,000 for water heaters; and $6,000 for pool and tennis courts.

At Town Place the proposed 1999 budget includes $50,000 for wood repair to building exterior; $24,000 for carpet replacement; $10,000 for tile and vinyl replacement; and $9,000 for air conditioners; $8,000 for landscaping; and $6,000 for office equipment and furniture.

All renovations are scheduled to be paid for by the Partnership's operating cash flow.

(5) All three rental properties owned by the Partnership are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Partnership's ability to lease units at the Properties and on the rents charged. The Partnership may be competing with other entities that have greater resources than the Partnership and whose managers have more experience than that of the management of the General Partner. In addition, other forms of multifamily properties, including multifamily properties controlled by the General Partner and affiliates, and single-family housing, provide housing alternatives to potential residents of multifamily properties.

(6) In the opinion of the General Partner, the properties are adequately covered by insurance.

(7) With respect to each property the following additional information is provided:

                                   Average for year
(i)     Occupancy rate                   1998              1997

     All Apartments                    92%               93%
      Pelican Sound                    93%               97%
     The Meadows II                    90%               89%
     Town Place                        93%               94%

(ii)     Tenant information

No tenant occupies 10% or more of the rentable square footage of each property. Each tenant occupies the property as a personal residence. The principal provisions of each of their leases are essentially the same except for the negotiated amount of monthly rent. All leases require the timely monthly payment of rent, and require a security deposit for damages. Most leases are written for the term of one year, although terms of six months, or month-to-month also exist.

(iii) Principal business use

Each of the properties are used for residential purposes and are not used to conduct commercial business, occupations or professions.

(iv)     Annual rental information

     The average effective annual rental per unit is as follows:

                              Number
                              of Units          1998          1997
     All Apartments           935               $6,627     $6,418
     Pelican Sound            379               $6,877     $6,832
     The Meadows II           316               $6,372     $5,900
     Town Place               240               $6,568     $6,447

(v)     Lease expirations

     All leases are scheduled to expire in 1999.

(A) The approximate number of tenants whose leases will expire in 1999 are as follows:

                    All Apartments               820
                    Pelican Sound               340
                    The Meadows II               280
                    Town Place               200

(B) The approximate total area in square feet covered by such leases that will expire in 1999 are as follows:

                    All Apartments              637,000
                    Pelican Sound               232,000
                    The Meadows II              235,000
                    Town Place                  170,000

(C) The approximate annual rental represented by such leases that will expire in 1999 is as follows:

                    All Apartments              $3,072,000
                    Pelican Sound               $1,274,000
                    The Meadows II              $1,020,000
                    Town Place                  $  778,000

(D) The percentage of gross annual rental represented by such leases that will expire in 1999 is 100% for each property.

(vi) Depreciation information

(A)     Federal tax basis

The federal tax basis for each of the properties is set forth below:

                                        Accumulated      Tax
Pelican Sound                     Cost  Depreciation     Basis
                                        (in thousands)
Land                         $ 2,513      $     0        $ 2,513
Land Improvements                762          243            519
Buildings and Improvements     7,805        1,354          6,451
Personal Property              1,182          825            357
Total                        $12,262      $ 2,422        $ 9,840

                                        Accumulated      Tax
The Meadows II                    Cost          Depreciation     Basis
                                        (in thousands)
Land                         $ 1,064      $     0        $ 1,064
Land Improvements                100            4             96
Buildings and Improvements     8,591        3,020          5,571
Personal Property                870          692            178
Total                        $10,625      $ 3,716        $ 6,909

                                        Accumulated       Tax
Town Place                     Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 1,190      $     0        $ 1,190
Land Improvements                  2            0              2
Buildings and Improvements     4,169        1,290          2,879
Personal Property                688          555            133
Total                        $ 6,049      $ 1,845        $ 4,204

(B)     Rate

The applicable rate used for computing depreciation for financial statement purposes is 3.33% per year for buildings and improvements, and 20% per year for personal property and 6.67% for Land Improvements.

(C)     Method

The applicable depreciation method used for computing depreciation for financial statement purposes is the straight line method.

(D)     Life claimed

The life used to depreciate assets for financial statement purposes is 30 years for buildings and improvements and 5 years for personal property and 15 years for land improvements.

(vii) Real estate taxes
                              Realty              Annual
                              Tax                   Realty
                              Rate                   Taxes

     Pelican Sound       $25.2282 per $100    $301,936 (1)
     The Meadows II      $26.6171 per $100    $266,105 (2)
     Town Place          $22.7830 per $100    $177,867 (1)

(1)A discount of up to 4% (1% per month) is available for early payment of the tax due on March 31.

(2)Approximately 50% of the tax is due by January 31, with the remaining balance due by July 31.

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

b)  Security Holders

As of February 28, 1999, there were 1,233 Interest holders of record on the Partnership's books and records.

c)  Dividends or Similar Distributions

During the last two years, quarterly cash distributions to Limited Partners were declared at the rate of 5% per annum on the original capital investment.

Cash distributions declared to the Limited Partners for the two year period ended December 31, 1998 were made as follows:

            Period        Date        Amount Distributed
            Ended         Paid      Total     Per $1,000 Interest

          12/31/96     01/22/97     $167,503         $12.50
          03/31/97     04/25/97     $167,503         $12.50
          06/30/97     07/25/97     $167,503         $12.50
          09/30/97     10/24/97     $167,503         $12.50
          12/31/97     01/23/98     $167,503         $12.50
          03/31/98     04/24/98     $167,504         $12.50
          06/30/98     07/25/98     $167,504         $12.50
          09/30/98     10/23/98     $167,504         $12.50
          12/31/98     01/22/99     $167,504         $12.50

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The financial statements included in Item 7 present the balance sheet as of December 31, 1998 and present the cash flow and results of operations for the two years ended December 31, 1998.

Financial Condition

During 1998, cash and cash equivalents decreased by $303,000 from $2,171,000 at December 31, 1997 to $1,868,000 at December 31, 1998. During 1998,
approximately $1,104,000 was generated by operating activities, offset by $534,000 used in investing activities, and approximately $873,000 used in financing activities as shown herein on the Statements of Cash Flows.

Approximately $534,000 of fixed asset additions were capitalized during 1998 ($274,000 at Pelican Sound, $166,000 at The Meadows II, and $94,000 at Town Place).

Approximately $150,000 of financing costs were incurred during 1998 to obtain the new mortgage financing on The Meadows II.

Total liabilities of approximately $27.4 million did not change during 1998.

The outstanding balance of the mortgage loan on Pelican Sound Apartments averaged $9.78 million during the last two years. The outstanding balance of the mortgage loans on the Meadows II Apartments averaged $6.57 million during the last two years. The outstanding balance of the mortgage loans on Town Place Apartments averaged $6.59 million during the last two years.

The use of leverage through borrowings is intended to assist the Partnership in meeting its investment objective of achieving capital appreciation for the Limited Partners. The total leverage on the three properties at year end is 71.3% of the capitalized cost, compared to 73.0% at the end of 1997.

The use of mortgage financing creates unrelated business taxable income ("UBTI") for Qualified Plan investors. The UBTI for 1998 was approximately $23 per $1,000 Limited Partner Interest.

Partners' Capital decreased by $755,000 during 1998. The decrease was attributable to the net loss of $82,000 for financial reporting purposes (after depreciation and amortization of $1,126,000) and $673,000 of distributions declared to the Partners.

Results of Operations

The Statements of Operations present a two-year comparison of operations divided into two separate categories: investment property operations and other partnership income (expenses).

The comparative presentation of operations reflects the operation of 935 apartment units during each period.

Revenues from 1998 rental operations increased $235,000 from the prior year.

The increase was comprised of increases at The Meadows II ($138,000), Pelican Sound ($154,000) and Town Place ($43,000). A summary of total operating revenue by apartment site follows:

                                              Increase  Increase
                                             (Decrease) (Decrease)
                     1998          1997        Amount    Percent
Pelican Sound     $2,743,000    $2,689,000     $ 54,000      2.0%
The Meadows II     2,063,000     1,925,000      138,000      7.2%
Town Place         1,667,000     1,624,000       43,000      2.6%
Total             $6,473,000    $6,238,000     $235,000      3.8%

The $138,000 increase at The Meadows II is attributed to a 3% increase in asking rents and a 1% increase in average occupancy (from 89% to 90%). The $54,000 increase at Pelican Sound is attributed to a 6% increase in asking rents offset by a 4% decrease in average occupancy (from 97% to 93%). The $43,000 increase at Town Place is attributed to a 3% increase in asking rents offset by a 1% decrease in average occupancy (from 94% to 93%).

The average monthly gross potential rent per unit at the Apartments for the two year period was:

                                              Increase  Increase
                   Number                      (Decrease)(Decrease)
                  of Units       1998    1997  Amount   Percent
All Apartments       935         $611    $586   $25       4.3%
Pelican Sound        379         $622    $589   $33       5.6%
The Meadows II       316         $597    $580   $17       2.9%
Town Place           240         $609    $590   $19       3.2%

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments. As a general rule the asking rents are the same as the actual rents eventually established by the rental agreements and are comparable with existing market conditions.

The average occupancy level at the Apartments for the two year period was:

                                1998         1997
All Apartments                   92%          93%
Pelican Sound                    93%          97%
The Meadows II                   90%          89%
Town Place                       93%          94%

The range of occupancy levels at the Apartments for the years was:

                              1998             1997
All Apartments             88.0-95.2%       91.5-96.0%
Pelican Sound              89.4-97.0%       93.8-98.5%
The Meadows II             86.1-94.7%       83.0-96.1%
Town Place                 86.0-97.9%       91.0-97.3%

The differences in occupancy levels were primarily related to the Partnership's asking rents compared to other competitors in the market place.

Rental expenses before depreciation and debt service decreased $110,000. The decrease was comprised of decreases at Town Place ($66,000), The Meadows II ($26,000), and at Pelican Sound ($18,000). A summary of operating expenses before depreciation and debt service by apartment site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     1998        1997       Amount      Percent
Pelican Sound     $1,491,000     $1,509,000   $ (18,000)     (1.2%)
The Meadows II     1,076,000      1,102,000     (26,000)     (2.4%)
Town Place           915,000        981,000     (66,000)     (6.7%)
Total             $3,482,000     $3,592,000   $(110,000)     (3.1%)

The changes in rental expenses can be explained as follows:

Town Place     The $66,000 decrease in expenses at Town Place is primarily attributable to decrease in various expenses totaling $87,000, offset by increases in other expenses totaling $21,000. The decreases of $87,000 consist of a $55,000 decrease in utilities; a $25,000 decrease in repairs and maintenance (consisting of a $22,000 decrease in building exterior repairs, and a $6,000 decrease in tile and vinyl replacements, offset by a $3,000 increase paving), a $4,000 decrease in property management fees, and a $3,000 decrease in insurance expense. The increases of $21,000 consist of a $13,000 increase in on-site personnel expenses; and an $8,000 increase in building services (an increase in rubbish expense of $14,000 and fire extinguishers of $1,000; offset by a decrease in pest control of $7,000).

The Meadows II   The $26,000 decrease in expenses at The Meadows II is
primarily attributable to decreases in various expenses totaling $41,000, offset by a $15,000 increase in on-site personnel expenses. The decreases of $41,000 consist of a $16,000 decrease in outside contractors (consisting of an $8,000 decrease in cleaning, a $7,000 decrease in turnover painting, and a $1,000 decrease in interior painting); a $12,000 decrease in utilities; an $8,000 decrease in advertising and marketing; and a $5,000 decrease in grounds.

Pelican Sound The $18,000 decrease in expenses at Pelican Sound is primarily attributable to decreases in various expenses totaling $56,000, offset by increases in other expenses totaling $38,000. The decreases of $56,000 consist of a $27,000 decrease in repairs and maintenance; a $20,000 decrease in utilities; and a $9,000 decrease in grounds expense. The increases of $38,000 consist of a $14,000 increase in on-site personnel; a $9,000 increase in supplies; a $4,000 increase in office expenses; a $3,000 increase in property taxes; a $3,000 increase in building services (primarily pest control); and $5,000 increase in other miscellaneous categories.

The increase in operating revenue of $235,000, along with the decrease in operating expenses of $110,000, resulted in an increase of $345,000 in net operating income from property operations before depreciation and debt service. The increase was comprised of increases at The Meadows II
($164,000), Town Place ($109,000) and Pelican Sound ($72,000).   A summary of
operating income before depreciation and debt service by apartment site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     1998        1997       Amount      Percent
Pelican Sound     $1,252,000     $1,180,000   $ 72,000       6.1%
The Meadows II       987,000        823,000    164,000      19.9%
Town Place           752,000        643,000    109,000      17.0%
Total             $2,991,000     $2,646,000   $345,000      13.0%

Interest expense increased $52,000. The increase was comprised of an increase for The Meadows II of $61,000 (resulting from the amortization of loan fees on the old mortgage debt), offset by decreases for Town Place ($6,000) and Pelican Sound ($3,000). The decreases for Pelican Sound and Town Place are the result of interest charged on the decreasing principal balances of the notes.

After considering the effect of interest expense, 1998 calendar year net operating income before depreciation was $1,163,000. A summary of net operating income before depreciation by apartment site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     1998        1997       Amount      Percent
Pelican Sound     $  557,000     $  481,000   $ 76,000      15.8%
The Meadows II       434,000        333,000    101,000      30.3%
Town Place           172,000         57,000    115,000     201.8%
Total             $1,163,000     $  871,000   $292,000      33.5%

The net income from real estate activities is partially sheltered by deductions for depreciation and amortization which did not affect cash flow.

Depreciation and amortization decreased $24,000 from 1997 levels.

As a result of the foregoing, net income from investment properties operations for 1998 was $103,000, compared to a net loss of $243,000 in 1997. During both years all three properties generated positive cash flow. General Partner anticipates that all three properties will continue to positively cash flow in 1998.

Other expense, net of other income, decreased approximately $226,000 from 1997 calender year levels. The decrease is attributable to a $123,000 decrease in interest on payables to affiliates and a $121,000 decrease in administrative expenses which is primarily attributed to non-recurring litigation costs incurred during 1997 (the lawsuit was settled during 1997), offset by an $18,000 decrease in interest income earned.

As a result of the foregoing, net loss for 1998 was $82,000, compared to a net loss of $654,000 in 1997.

There are certain events that could cause the reported financial information to not be indicative of future operating results or future financial condition, as follows:

A review of the calculations of front-end fees allowed under the Limited Partnership Agreement resulted in additional interest of $197,000 calculated on deferred acquisition fees for 1997 and $73,400 for 1998. These one-time adjustments will not have an impact on future operations.

The settlement in March 1997 of the litigation will impact future operations by eliminating the litigation expenses incurred. The decrease in partnership administration expenses of $121,000 is a direct result of expense this event.

The Partnership does not expect to incur such litigation expense in the future.

Liquidity

At December 31, 1998 there was approximately $1.9 million of cash and cash equivalents and $125,000 of escrow deposits resulting in $2.0 million of liquidity. The Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity. Liquidity averaged $2.2 million during the year.

Cash decreased approximately $303,000 during 1998 as shown on the Statement of Cash Flows. Escrow deposits decreased $60,000 from the prior year balance.

Cash flow of $1,104,000 was generated by operating activities during 1998 as shown on the Statements of Cash Flows in the annual financial statements. The 1998 cash flow was used to make cash distributions to the partners of $670,000, of which $124,000 (18.5%) was considered to be portfolio income subject to income taxes. (Investment interest expense of $142,000 was available in 1998 to offset all of the portfolio income for income tax purposes.) The balance of the cash flow provided by operations was used to pay $434,000 of the total $534,000 of additions to the properties. Cash reserves were used to make net principal reductions on mortgage notes payable of $145,000 (proceeds of the new mortgage loan of $6,589,000 less total paid on mortgage notes of $6,734,000), to fund the $100,000 balance of additions to investment properties, and to pay debt issue costs of $59,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's needs.

Short-term obligations total $4.1 million, consisting of $752,000 of current liabilities, $312,000 of mortgage principal liabilities, and $3,037,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to the partners. Investment property operations generated a profit in 1998 of $1,229,000 (before depreciation and amortization of $1,126,000) compared to $906,000 in 1997.

The Partnership intends, but is not required, to continue to declare quarterly cash distributions in 1999 to the Limited Partners at the rate of $12.50 per Interest (5.0% per annum on the original capital investment of $1,000 per Interest). This intention will require cash distributions to the limited partners of approximately $670,000 during 1999. Through December 31, 1998 the Partnership distributed approximately $12.5 million to the limited partners since inception. Cumulative cash distributions range from $670 to $817 per Interest of an original holder depending upon the date of purchasing the Interest.

The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of $1.8 million over the next five years. These obligations should be satisfied by cash generated from operations. In the year 2003 two of the mortgage notes require balloon payments that will total $14.9 million ($8.9 million for Pelican Sound and $6.0 million for Town Place). It is anticipated that both properties will be sold or refinanced prior to the maturity dates in 2003.

Approximately $3.8 million of deferred fees and deferred interest related thereto has been earned by the General Partner and affiliates, of which approximately $3.0 million is a short term obligation of the Partnership currently due and payable. To date the Partnership has not paid the $3.0 million of deferred fees and deferred interest in order to preserve the ability of the Partnership to acquire additional properties, if deemed advisable. The actual timing of the payment of deferred fees and related interest will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation and protection of the Partnership. The General Partner currently intends to make payment only after it is determined that the liquidity is not required to purchase additional properties, either directly or by means of an exchange.

The mortgage notes on Pelican Sound and Town Place bear interest at 7.625% an 8.25% respectively. Both loans are due in five years in 2003. The Partnership is exploring the possibility of refinancing both mortgage loans during 1999 if lower interest rates are available. Additional proceeds from the refinancings in excess of the existing mortgage debt would provide additional liquidity.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Capital Resources

At December 31, 1998 no material commitments existed to acquire additional property or to make capital expenditures.

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

Prospective Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the Partnership's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forwarded-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the General Partner; (ii) the Partnership's plans and results of operations will be affected by the Partnership's ability to manage its growth (iii) other risks and uncertainties indicated from time to time in the Partnership's filings with the Securities and Exchange Commission.

Information contained in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect, "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely effect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this Annual Report on Form 10-KSB including Year 2000 issues.

The General Partner believes that continued ownership by the Partnership of its properties is in the long-term best interests of the Limited Partners. In order for the Partnership to meet its investment objectives, the General Partner believes that a sale of any of the properties at this time and a distribution of the proceeds to the Partners could reduce the opportunity that the Partnership would be able to fully meet its investment objectives. While there can be no assurance that the Partnership's properties will appreciate in value from their present level, the General Partner, based on its experience in the real estate industry, believes that the current value of the Partnership's properties is more likely than not to increase in the future. There can, of course, be no assurance that such appreciation will occur, or if it does occur, that it will result in any specific level of return to the Partners.
The Partnership Agreement provides for termination at December 31, 2005. However, at the time of originating the Partnership, the General Partner anticipated that the Partnership would dispose of its properties and complete liquidation within seven to nine years after the Partnership's acquisition of its investment properties. The three properties owned by the Partnership were acquired between January 1989 and November 1993.

The General Partner believes that low interest rates and favorable economic conditions have contributed to a recovery in the real estate industry. However the low interest rates have made single family homes more affordable for apartment dwellers resulting in higher vacancies for multi-family residential properties.

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

As a result of suggestions recently received from limited partners, however, the General Partner will further increase efforts during 1999 to attract a reasonable offer for any or all of the properties subject to the availability of a suitable exchange and shall report to the Limited Partners on the results of those exchange efforts.

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

The Partnership did not have any expenditures in 1998 for environmental capital projects or for operation and maintenance of environmental protection facilities. The Partnership estimates that during 1999 and 2000 no material amount will be spent on capital projects for environmental protection.

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

Impact of Year 2000 Compliance

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs or hardware used by the General Partner and affiliates that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on past assessments, the General Partner determined that it will be required to modify or replace significant portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The General Partner presently believes that with modifications and replacement of existing hardware and software, the Year 2000 Issue can be mitigated.

However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

The General Partner's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date the General Partner has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the General Partner's significant information technology systems could be affected, particularly general ledger and billing. The General Partner has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.
For its information technology exposures, to date the General Partner is 90% complete on the remediation phase and expects to complete software reprogramming and replacement no later than July 1, 1999. Once software is reprogrammed and replaced for a system, the General Partner begins testing and implementation. These phases run concurrently for different systems. To date, the General Partner has completed 70% of its testing and has implemented 50% of its remediated systems. Completion of the testing phase for all significant systems is expected by August 31, 1999, with all remediated systems fully tested and implemented by September 30, 1999.

The General Partner's account payable system does not interface directly with third party vendors and does not anticipate problems with third party vendors.

The General Partner has queried its important suppliers that do not share information systems with the General Partner (external agents). To date, the General Partner is not aware of any external agent Year 2000 issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

The General Partner will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The Partnership's share of the total cost of the Year 2000 project is estimated at $60,000 and is being funded through operating cash flows. To date, the Partnership has incurred and expensed approximately $45,000, related to all phases of the Year 2000 project. The total remaining project costs of approximately $15,000 relates to repair of hardware and software and will be expenses as incurred.

The plans to complete the Year 2000 modifications are based on the General Partner's current estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially form those plans.

Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The information above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Year 2000 should be read in conjunction with the Partnership's disclosures under the heading: Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in the economy and the Partnership continues to seek ways to mitigate its impact. To the extent permitted by competition, in general the Partnership passes increased costs on to its residents by increasing asking rents over time. Operating revenue associated with rental properties reported in the Partnership's financial statements have increased in the last year from $6.24 million in 1997 to $6.47 million in 1998 (a 3.7% increase). The increased revenue is due to an increase in asking rents offset by a decrease in occupancy. The gross potential rent increased from $6,575,000 in 1997 to $6,850,000 in 1998, a 4.2% increase. Occupancy decreased from 93.4% in 1997 to 91.9% in 1998. The changes in gross potential rent and in occupancy at each location follows:

Pelican Sound gross potential rent increased from $2,677,000 in 1997 to $2,831,000 in 1998 (a 5.8% increase). Occupancy increased from 96.7% in 1997 to 93.1% in 1998.

The Meadows II gross potential rent increased from $2,198,000 in 1997 to $2,265,000 in 1998 (a 3.0% increase). Occupancy increased from 89.2% in 1997 to 89.6% in 1998.

Town Place gross potential rent increased from $1,700,000 in 1997 to $1,754,000 in 1998 (a 3.2% increase). Occupancy decreased from 93.6% in 1997 to 92.8% in 1998.

The Partnership attempts to pass most cost increases through to the residents by adjusting the asking rents for apartments. The General Partner believes that the ability to increase rental rates on apartment units should generally offset any adverse effects from inflation on the Partnership's cost of operations. The General Partner anticipates that demand for residential rental units in the Clearwater and St. Petersburg, Florida areas will remain stable to high and will hopefully improve in Madison, Wisconsin.

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

The Partnership's investment in the Apartments currently owned was made between January 1989 and November 1993. The various Apartments were constructed over a period of time ranging from 1975 to 1987. The Apartments have an estimated remaining useful life ranging up to 25 years for buildings and improvements as of December 31, 1998. Carpeting, appliances, and other furnishings and equipment are depreciated over five years for financial statement purposes. Capitalized additions acquired in prior years will, of course, be replaced at higher costs but this will take place over many years.

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

Inflation had no material effect on the results of operations in 1998 and 1997.

Item 7.  Financial Statements

The response to this Item is submitted in a separate section of this report and is incorporated by reference herein.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure

There have been no disagreements with Virchow Krause & Co., the Partnership's independent auditors, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)     Directors and Executive Officers.

Neither the Partnership nor Decade Companies, its General Partner, has a Board of Directors.

The names, ages and business experience of the general partners of Decade Companies are as follows:

Mr. Jeffrey Keierleber (age 45), is a licensed real estate broker and securities agent. He is the sole Director of the Corporate General Partner for various limited partnerships and serves as a co-General Partner in the public limited partnerships sponsored by Affiliates of Decade Companies, and he is a General Partner in all of the non-public limited partnerships sponsored by Affiliates of Decade Companies. Mr. Keierleber is a shareholder, officer, and director of a number of privately held and affiliated corporations.
Decade 80, Inc., a corporation wholly owned by Mr. Keierleber, was admitted as a general partner of the General Partner in December 1992. Mr. Keierleber is to sole director and President of Decade 80, Inc. and Mr. Michael G. Sweet is its Secretary.

(b)     Significant employees.

The names, ages and business experience of significant employees of the General Partner and its affiliates are as follows:

Mr. Steven Cooper (age 54), is a Certified Property Manager and has served as Vice-President of Decade Properties, Inc. since 1989.

Mr. Michael G. Sweet (age 49), is a Certified Public Accountant and has served as the Controller of Decade Companies and Partnership Manager of the Decade-sponsored partnerships since 1982, and as an officer and/or director of various affiliated entities since 1988.

(c)     Family relationships.

There is no family relationship between any of the foregoing individuals.

(d) Involvement in certain legal proceedings.  None.

(e) Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Partnership's directors, its executive officers, and any persons holding more than 10% of the Partnership's Interests are required to report their initial ownership of the Partnership's Interests and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Partnership is required to disclose any failure to file by those dates. The Partnership believes that all of these filing requirements were satisfied during the year ended December 31, 1998. In making these disclosures, the Partnership has relied solely on representations of those persons it knows to be subject to the reporting requirements and copies of the reports that they have filed with the SEC.

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

Persons who are the beneficial owners of more than five percent of the voting securities as of March 30, 1999 are:

     (1)             (2)             (3)                (4)

Title of Class    Name and          Amount and     Percent of Class
                 Address of        Nature of
                 Beneficial        Beneficial
                 Owner             Owner

Limited Partner  Jeffrey Keierleber 2,351.38        17.547%
Interests        240 Bayside Drive
                 Clearwater, FL 33767

Relatives and affiliates of the General Partner own 35.69 additional Interests and Decade Properties, Inc., a corporation wholly owned by Mr. Keierleber, owns 8.0 Interests (included above).

(b)      Security ownership of management: See response to item (a).
(c) Changes in control.  None.

Item 12.  Certain Relationships and Related Transactions

Decade Companies, the General Partner of the Partnership, was reimbursed for expenses of $118,091 in 1998 and $116,628 in 1997. Additional acquisition fees of $97,150 were earned and recorded in 1997 and additional interest earned on deferred acquisition fees of $73,402 in 1998 and $196,753 in 1997 were recorded.

Decade Properties, Inc., wholly-owned by Jeffrey Keierleber, the Managing General Partner of Decade Companies, the General Partner of the Partnership, manages the Apartments. During the last two years Decade Properties, Inc. earned property management fees of $501,962 in 1998 and $490,418 in 1997, reimbursed expenses of $879,964 in 1998 and $842,319 in 1997 including the site property management staff, and interest on real estate sales commissions of $28,588 in 1998 and $28,588 in 1997 (earned but not paid, and payment is subordinated as set forth in the Partnership Agreement).

The Partnership is required to pay a distributive share of cash flow to the General Partner. When and as quarterly cash distributions are made to the Limited Partners, 99% of all distributable cash, as defined in the Agreement of Limited Partnership, will be distributed to the Limited Partners and 1% to the General Partner. No distributions were paid to the General Partner during 1998 compared to $5,459 in 1997. Distributions to the General Partner were accrued during 1998 of $3,201, compared to $2,730 in 1997.

When the Partnership sells or refinances Partnership property, the net sale proceeds resulting there from after repayment of any General Partner's loan and payment of deferred fees, will be distributed to Limited Partners until such time as they have received a return of their capital investment plus any deficiency in their 6% cumulative priority return. The remaining sale or refinancing proceeds available for distribution will be distributed 88% to the Limited Partners and if, after the foregoing distributions of net sale proceeds, the Limited Partners have not received their capital investment plus a cumulative preference of 10% per annum on their capital investment, they will receive an amount equal to the amount of such deficiency in such return and any balance remaining, not to exceed 12% of the net sale proceeds, will be distributed to the General Partner. To date, no amounts have been paid.

Item 13.  Exhibits and Reports on Form 8-K

(a)     Exhibits and Index of Exhibits and
(b)     Description of Exhibits

                                   Description

     Exhibit 3 Articles of Incorporation and By-laws

(3.1)Certificate of Limited Partnership Agreement (previously filed with Form 8/A).

(3.2)Adoption of Section 8.6 Fair Price Provision (previously filed with
Schedule 14A proxy statement dated December 13, 1996).

Exhibit 10 Forms of Material Contracts

                    (10.1)Form of Acquisition Agreement (previously filed with Form S-11 Registration Statement on August 28, 1985).

                    (10.2)Management Consulting Agreement (previously filed with Form S-11 Registration Statement on August 28, 1985).

                    (10.3)Form of Property Management Agreement (previously filed with Form S-11 Registration Statement on August 28, 1985).

                    (10.4)Security Agreement between Partnership and Home Savings of America, F.A. (previously filed with Amendment No. 1 to Form 10-K/A on December 5, 1996).

                    (10.5)Mortgage for Adjustable Interest Rate Loan between Partnership and Home Savings of America, F.A., (previously filed with Amendment No. 1 to Form 10-K/A dated December 5, 1996).

                    (10.6)Mortgage Modification Agreement between Pelican Sound Apartments, Inc., Fengar Investment Corporation, and River Bank America (previously filed with Amendment No. 1 to Form 10-K/A dated December 5, 1996).

                    (10.7)Term Loan Agreement between River Bank America, Pelican Sound Apartments, Inc. and Fengar Investment Corporation (previously filed with Amendment No. 1 to Form 10-K/A dated December 5, 1996).

                    (10.8)Loan Agreement between Republic Bank and the Partnership, (previously filed with Amendment No. 1 to Form 10-K/A dated December 5, 1996).
                    (10.9)Mortgage between Republic Bank and the Partnership (previously filed with Amendment No. 1 to Form 10-K/A dated December 5, 1996).

                    (10.10)Nonrecourse Agreement between Home Savings of America and the Partnership (previously filed with Amendment No. 1 to Form 10-K/A dated December 5, 1996).

                    (10.11)Mortgage Consolidation and Modification Agreement between Pelican Sound Limited Partnership and River Bank America (previously filed with Amendment No. 1 to Form 10-K/A dated December 5, 1996).

                    (10.12)Fee Agreement For Purchase and Sale of Pelican Sound (previously filed with Amendment No. 1 to Form 10-K/A dated December 5,
1996).

                    (10.13)Regulatory Agreement Concerning The Meadows loans (previously filed with Amendment No. 1 to Form 10-K/A dated December 5, 1996).

                    (10.14)Mortgage Note between Partnership and Associated Bank Milwaukee (previously filed with Form 8-K dated March 26, 1999).

                    (10.15)Mortgage, Security Agreement and Fixture Financing Statement between Partnership and Associated Bank Milwaukee (previously filed with Form 8-K dated March 26, 1999).

                    (10.16)Assignment of Leases and Rents between Partnership and Associated Bank Milwaukee (previously filed with Form 8-K dated March 26,
1999).

                    (10.17)Collateral Assignment of Property Management Contract between Partnership and Associated Bank Milwaukee (previously filed with Form 8-K dated March 26, 1999).

                    (10.18)Reserve Fund Agreement between Partnership and Associated Bank Milwaukee (previously filed with Form 8-K dated March 26,
1999).

                    (10.19)Payment Amount/Frequency Modification between Partnership and Associated Bank Milwaukee (previously filed with Form 8-K dated March 26, 1999).

Exhibit 16 Letter regarding change in certifying accountant.
                    Letter of Ernst & Young, LLP to the Securities and Exchange Commission dated December 18, 1998 (previously filed with Form 8-K dated December 17, 1998).

     Exhibit 27 Financial Data Schedule (filed herewith) *

     * copy available to Limited Partners upon request.

(c)     Financial Data Schedule.

A Financial Data Schedule was submitted in the electronic format prescribed by the EDGAR Filer Manual setting forth the financial information specified in the applicable table in the Appendixes to this item.

(d)Reports on Form 8-K filed in the fourth quarter of 1998:

      Form 8-K dated December 17, 1998

Item 4: Changes in Registrant's Certifying Accountants- Approved engagement of Virchow Krause & Company, LLP as independent auditors for fiscal year ending December 31, 1998 to replace firm of Ernst & Young LLP.

     Item 7: Financial Statements and Exhibits - Exhibit 16 - letter of Ernst & Young LLP to the Securities and Exchange Commission dated December 18, 1998.
      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Decade Companies Income Properties
                                     (Registrant)

                          Decade
Companies                                                             General
Partner

March 31, 1999            By/s/ Jeffrey L. Keierleber
Dated                     Jeffrey L. Keierleber,
                          General Partner of Decade Companies

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed in the capacities and on the dates indicated.

March 31, 1999            By/s/ Jeffrey L. Keierleber
Dated                     Jeffrey L. Keierleber, Principal
                          Executive Officer and Principal Financial and
                          Accounting Officer of the Registrant

ANNUAL REPORT ON FORM 10-KSB

ITEM 7

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 1998

DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP

BROOKFIELD, WISCONSIN