Form 10QSB
period 1999-03-31
DECADE COMPANIES INCOME PROPERTIES
filed 1999-05-11
CIK 775840

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999.

[     ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Form 10-QSB

INDEX

March 31, 1999

PART I. FINANCIAL INFORMATION                             Page

Item 1.Financial Statements (unaudited as to
          March 31, 1999 and the three months
          then ended).

Balance Sheet at March 31, 1999.                  3

Statements of Operations for the three months       ended March 31, 1999 and
1998.                    4

Statements of Partners' Capital
          for the three months ended March 31, 1999
          and the year ended December 31, 1998.             5

    Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998.                    6

Notes to Financial Statements.                    7

Item 2. Management's Discussion and Analysis or Plan of
        Operation                         7 - 15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  15

Item 6. Exhibits and Reports on Form 8-K.                  16

SIGNATURES                                                 16

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */
3
/* WordPerfect Structure - Footer A Ending */

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
Decade Companies Income Properties - A Limited Partnership
/* WordPerfect Structure - Header A Ending */
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BALANCE SHEET

March 31, 1999
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                   $ 1,668,736
Escrow deposits                                 161,163
Prepaid expenses and other assets               82,589

       Total Current Assets                  1,912,488

INVESTMENT PROPERTIES, AT COST:            31,990,728
Less: accumulated depreciation            (8,908,439)

Net Investment Property                  23,082,289

OTHER ASSETS:
Utility deposits                             43,415
Debt issue costs, net of accumulated
 amortization                                267,933
       Total Other Assets                     311,348

       Total Assets                       $25,306,125

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                              $   374,753
Tenant security deposits                        119,781
Distributions payable                           171,705
Accrued interest payable                         20,811
Payables to affiliates                        3,881,354
Mortgage notes payable                       22,672,018
     Total Liabilities                       27,240,422

PARTNERS' CAPITAL:
General Partner                                 (89,901)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)           (1,844,396)

Total Partners' Capital                      (1,934,297)

Total Liabilities and
 Partners' Capital                          $25,306,125



See Notes to Financial Statements.



STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Three Months Ended March 31
                                       1999         1998

Operating revenue:

Rental income                       $1,556,930 $  1,642,515

Operating expenses:

Operating                              698,698      681,558
Real Estate Taxes                      185,791      180,324

      Total                            884,489      861,882

Net income before
 debt service and other
 expenses                              672,441      780,633
Interest expense                      (444,249)    (435,534)
Depreciation                          (246,150)    (258,000)
Amortization of debt issue costs       (13,150)      (7,778)
Net (loss) from investment property    (31,108)      79,321

Other income (expenses):

Interest income                         17,473       21,625
Partnership management                 (67,947)     (59,073)
                                       (50,474)     (37,448)

NET INCOME (LOSS)                  $   (81,582) $    41,873

Net income (loss) attributable to
 General Partner (1%)              $      (816)         419

Net income (loss) attributable to
 Limited Partners (99%)                (80,766)      41,454

                                   $   (81,582) $    41,873

Net income (loss) per Limited
 Partner Interest                  $     (6.03) $     3.09

See Notes to Financial Statements         STATEMENTS OF PARTNERS' CAPITAL

(Unaudited as to the Three Months Ended March 31, 1999)

                                 General      Limited
                                 Partner     Partners'
                                 Capital      Capital     Total

BALANCES AT 12/31/97            $(84,069) $   (845,390) $  (929,459)

Distributions to Partners         (3,201)     (670,016)    (673,217)

Net (loss) for the period           (815)      (80,720)     (81,535)

BALANCES AT 12/31/98            $(88,085) $ (1,596,126) $(1,684,211)

Distributions to Partners         (1,000)     (167,504)    (168,504)

Net (loss) for the period           (816)      (80,766)     (81,582)

BALANCE AT 3/31/99              $(89,901) $ (1,844,396) $(1,934,297)








() denotes deficit, loss, or deduction.


 See Notes to Financial Statements.

STATEMENTS OF CASH FLOWS - (UNAUDITED)

For The Three Months Ended March 31,
                                           1999            1998

CASH PROVIDED BY (USED FOR) OPERATIONS  $  125,708      $  243,554

INVESTING ACTIVITIES:

Additions to investment property           (75,058)        (27,685)

FINANCING ACTIVITIES:

Principal payments on mortgage notes       (82,224)        (78,940)

Distributions paid to limited partners    (167,504)       (167,504)

NET CASH (USED IN) FINANCING ACTIVITIES   (249,728)       (246,444)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                              (199,078)        (30,575)

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                               1,867,814       2,171,502

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   $1,668,736      $2,140,927

Supplementary disclosure of cash flow information:

          Interest paid                 $  437,222      $  428,430
          Income taxes paid                      0               0



See Notes to Financial Statements


/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
Decade Companies Income Properties - A Limited Partnership

March 31, 1998
/* WordPerfect Structure - Header A Ending */

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
Decade Companies Income Properties - A Limited Partnership
Form 10-QSB
March 31, 1999
/* WordPerfect Structure - Header A Ending */
Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Information

Forward-looking statements in this report, including without limitation, statements relating to Decade Companies Income Properties (the "Partnership") plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forwarded-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the General Partner; (ii) the Partnership's plans and results of operations will be affected by the Partnership's ability to manage its growth
(iii) other risks and uncertainties indicated from time to time in the Partnership's filings with the Securities and Exchange Commission.

Information contained in this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect, "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely effect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this Quarterly Report on Form 10-QSB including Year 2000 issues.

Results of Operations

Operating revenue from rental income was $1,557,000 in the quarter ended March 31, 1999, compared to $1,643,000 for the same period of 1998, a decrease of 5.2%. Rental income was provided by the three sites for the comparative three month periods as follows:

                                                        Percent
                   Three Months Ended           Increase  Increase
                 3/31/99            3/31/98          (Decrease)  (Decrease)
Pelican Sound     $  654,000     $  691,000      $  (37,000)        ( 5.4%)
Meadows II        519,000        514,000          5,000     1.0%
Town Place        384,000        438,000        (54,000)  (12.3%)
Total          $1,557,000     $1,643,000     $  (86,000)   (5.2%)

The $86,000 decrease in rental income is attributed primarily to a 7% decrease in occupancy (from 95% to 88%), offset by a 3% increase in gross potential rent. The $54,000 decrease at Town Place is attributed to a 4% increase in gross potential rent, offset by an 11% decrease in average occupancy (from 97% to 86%). The $37,000 decrease at Pelican Sound is attributed to a 3% increase in gross potential rent, offset by a 7% decrease in occupancy (from 96% to 89%). The $5,000 increase at The Meadows II is attributed to a 3% increase in gross potential rent offset by a 4% decrease in average occupancy (from 92% to 88%). The decrease in occupancy is viewed as a direct response to the efforts made to increase asking rents. Although occupancy decreased at all three apartment sites, this is not considered to be the start of a trend to lower occupancy and revenues.
The average monthly gross potential rent per unit at the Apartments for the first quarter of 1999, and the comparative period in 1998 is set forth below:
                          Number
                         of Units      1999        1998
Pelican Sound               379        $634        $612
The Meadows II              316        $609        $589
Town Place                  240        $622        $599
All Rental Units            935        $622        $601

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the quarter ended March 31, 1999, and the comparable period in 1998, is set forth below:
                                  Three Months Ended
                                  3/31/99     3/31/98

Pelican Sound                       89.4%       96.1%
The Meadows II                      88.4%       91.9%
Town Place                          86.1%       97.1%
All Rental Units                    88.2%       95.0%

The range of occupancy levels at the Apartments for the three month period ended March 31, 1999, and the comparable period in 1998, is set forth below:
                                  Three Months Ended
                                  3/31/99     3/31/98

Pelican Sound                     88.5-90.5%  95.0-96.8%
The Meadows II                    88.1-89.1%  91.4-92.6%
Town Place                        85.6-86.8%  96.0-97.9%
All Rental Units                  87.9-88.8%  94.8-95.1%

Total rental expenses before depreciation and debt service in the three month period ended March 31, 1999 increased by $22,000, from $862,000 to $884,000. The increase was comprised of increases from Pelican Sound ($16,000), and The Meadows II ($10,000) offset by a decrease at Town Place ($4,000).

A summary of operating expenses before depreciation and debt service by apartment site follows:

                                      Increase   Increase
                                     (Decrease) (Decrease)
                 1999      1998        Amount    Percent
Pelican Sound $395,000     $379,000    $ 16,000      4.2%
Meadows II     271,000    261,000      10,000      3.8%
Town Place     218,000    222,000      (4,000)    (1.8%)
Total         $884,000   $862,000    $ 22,000      2.6%

Net income from rental property operations before debt service and depreciation was approximately $672,000 for the first three months of 1999, compared to $781,000 for the comparative period, a decrease of approximately $109,000. The decrease was comprised of decreases at Pelican Sound ($52,000), Town Place ($51,000), and at
The Meadows II ($6,000).

A summary of operating income before depreciation and debt service by apartment site follows:
                                      Increase   Increase
                                     (Decrease) (Decrease)
                 1999      1998        Amount    Percent
Pelican Sound $259,000     $311,000   $ (52,000)   (16.7%)
Meadows II     248,000    254,000      (6,000)    (2.4%)
Town Place     165,000    216,000     (51,000)   (23.6%)
Total         $672,000   $781,000   $(109,000)   (13.9%)

Interest expense decreased $9,000 from the comparative period primarily as a result of a lower amount of debt.

The net income before debt service from real estate activities is partially sheltered by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization decreased $6,500 from 1998 to 1999 for the respective three month periods.

The Partnership's net other expenses increased in 1999 by approximately $13,000. Partnership management expenses increased $9,000, offset by a decrease in interest income of $4,000. The decrease in interest earned is primarily attributable to income earned from a smaller investment portfolio to generate such income.
As a result of the foregoing, the Partnership's net loss for the quarter ended March 31, 1999 was $81,600, compared to an income of $42,000 in the same period of 1998. Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended March 31, 1999 and 1998 was $178,000 and $307,000, respectively.

Liquidity and Sources of Capital

At March 31, 1999 there was $1.8 million of cash and cash equivalents and escrow deposits available to pay liabilities. The Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity. The undisbursed funds do not bear interest until they are released by the mortgage lender.

During the first three months of 1999, cash and cash equivalents decreased by $199,000. During the period $126,000 was provided operating activities, $75,000 was used in investing activities and approximately $250,000 was used in financing activities that included payments on the mortgage notes and distributions to partners as shown herein on the Statements of Cash Flows.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs.

Short-term obligations total $4.0 million, consisting of $687,000 of current liabilities, $312,000 of mortgage principal liabilities, and as described in detail below, $3,002,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to the partners. Investment property operations generated a profit in the first quarter of 1999 of $228,000 (before depreciation and amortization of $259,000) compared to $345,000 for the same period in 1998.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In January the Partnership paid to the Limited Partners the December declaration of $167,500 ($12.50 per Interest) and declared a similar amount payable for the first quarter of 1999 to be paid in April 1999. The distribution payable to the General Partner of $1,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount. This intention will require cash distributions to the limited partners of approximately $670,000 in the next 12 months, which should be met from operations and cash reserves.

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

Approximately $3.9 million of deferred fees and deferred interest related thereto has been earned by the General Partner and affiliates, of which approximately $3.0 million is a short term obligation of the Partnership currently due and payable. To date the Partnership has not paid the $3.0 million of deferred fees and deferred interest in order to preserve the ability of the Partnership to acquire additional properties, if deemed advisable. The actual timing of the payment of deferred fees and related interest will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation and protection of the Partnership. The General Partner currently intends to make payment only after it is determined that the liquidity is not required to purchase additional properties, either directly or by means of an exchange.

The mortgage notes on Pelican Sound and Town Place bear interest at 7.625% an 8.25% respectively. Both loans are due in four years in 2003. The Partnership is exploring the possibility of refinancing both mortgage loans during 1999 if lower interest rates are available. Additional proceeds from the refinancings in excess of the existing mortgage debt would provide additional liquidity.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Partners' Capital decreased by $250,000 during the first three months of 1999 due to cash distributions declared payable to the partners of $168,500, plus by the net loss for the quarter of $81,500.

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

The information above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Year 2000 should be read in conjunction with the Partnership's disclosures under the heading: Forward-Looking Information.

PART II.

OTHER INFORMATION

Item 1. Legal Proceeding.

There is no material pending litigation.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is included herein:

(27) Financial Data Schedule

Reports on Form 8-K filed in the first quarter of 1999:

Form 8-K dated March 26, 1999 was filed to report that on October 1, 1998, the Partnership refinanced certain existing loans and entered into a new loan agreement secured by a mortgage, security agreements, and agreement of leases for The Meadows II. Related mortgage loan documents were filed as exhibits.


/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
Decade Companies Income Properties - A Limited Partnership

Form 10-QSB

March 31, 1999
/* WordPerfect Structure - Header A Ending */
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DECADE COMPANIES INCOME PROPERTIES
-                                A LIMITED
PARTNERSHIP
(Registrant)

                             By: DECADE COMPANIES
                                (General Partner)

Date:    May 11, 1999        By:/s/ Jeffrey
Keierleber                                             Jeffrey Keierleber
                                General Partner and
Principal                                      Financial and Accounting
Officer                                   of Registrant