Form 10QSB
period 1999-06-30
DECADE COMPANIES INCOME PROPERTIES
filed 1999-08-04
CIK 775840

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1999.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No       .

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

Form 10-QSB

INDEX

June 30, 1999

PART I. FINANCIAL INFORMATION                             Page

Item 1.Financial Statements (unaudited as to
June 30, 1999 and the three months and six months then ended).

Balance Sheet at June 30, 1999.                            3

Statements of Operations for the three
months and six months ended June 30, 1999
and 1998                                                   4

Statements of Partners' Capital
for the six months ended June 30, 1999
and the year ended December 31, 1998.                      5

Statements of Cash Flows for the six months
ended June 30, 1999 and 1998.                              6

Notes to Financial Statements.                             7

Item 2. Management's Discussion and Analysis or Plan
        of Operations                                      7 - 17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  17

Item 6. Exhibits and Reports on Form 8-K.                  17

SIGNATURES                                                 17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BALANCE SHEET
June 30, 1999
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                   $ 1,742,521
Escrow deposits                                 245,158
Prepaid expenses and other assets                49,575

       Total Current Assets                   2,037,254

INVESTMENT PROPERTIES, AT COST:              32,123,631
Less: accumulated depreciation               (9,158,639)
Net Investment Property                      22,964,992

OTHER ASSETS:
Utility deposits                                 43,415
Debt issue costs, net of accumulated
 amortization                                   254,783
       Total Other Assets                       298,198

       Total Assets                         $25,300,444

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                              $   576,258
Tenant security deposits                        119,219
Distributions payable                           172,705
Accrued interest payable                         20,745
Payables to affiliates                        3,907,029
Mortgage notes payable                       22,599,218
     Total Liabilities                       27,395,174

PARTNERS' CAPITAL:
General Partner Capital                         (90,820)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)           (2,003,910)

Total Partners' Capital                      (2,094,730)

Total Liabilities and
 Partners' Capital                          $25,300,444

See Notes to Unaudited Financial Statements.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                   Three Months Ended         Six Months Ended
                     6/30/99     6/30/98     6/30/99     6/30/98

Operating revenue:

Rental income     $ 1,608,497 $ 1,625,567  $ 3,165,427 $3,268,082

Operating expenses   (658,259) (742,696)  (1,356,957) (1,424,254)
Real estate taxes    (187,792) (182,559)    (373,583)   (362,883)
Total operating
  expenses           (846,051)  (925,255) (1,730,540) (1,787,137)

Net operating income  762,446    700,312   1,434,887   1,480,945
Interest expense     (447,733)  (438,662)   (891,982)   (874,196)
Depreciation         (250,200)  (262,400)   (496,350)   (520,400)
Amortization          (13,150)    (9,897)    (26,300)    (17,675)

Net income (loss) from
investment property    51,363   (10,647)      20,255      68,674

Other income (expenses):
Interest income        22,629    28,126       40,102      49,751
Partnership management(65,921)  (52,947)    (133,868)   (112,020)

                      (43,292)  (24,821)     (93,766)    (62,269)

NET INCOME (LOSS)  $    8,071 $ (35,468)  $  (73,511)   $  6,405

Net income (loss)
attributable to General
Partner(1%)        $       81 $    (355)  $     (735)   $     64

Net income (loss)
attributable to Limited
Partners (99%)         7,990   (35,113)      (72,776)     6,341

                  $    8,071 $ (35,468)   $  (73,511)  $  6,405

Net income (loss) per Limited
 Partner Interest $     0.60 $   (2.62)   $    (5.43)  $   0.47

See Notes to Unaudited Financial Statements

STATEMENTS OF PARTNERS' CAPITAL

(Unaudited as to the Six Months Ended June 30, 1999)

                              General      Limited
                              Partner     Partners'
                              Capital      Capital     Total



BALANCES AT 12/31/97         $(84,069) $  (845,390) $   (929,459)

Distributions to Partners      (3,201)    (670,016)     (673,217)

Net (loss) for the year          (815)     (80,720)      (81,535)

BALANCES AT 12/31/98         $(88,085) $(1,596,126)  $(1,684,211)

Distributions to Partners      (2,000)    (335,008)     (337,008)

Net income for the period        (735)     (72,776)      (73,511)

BALANCES AT 6/30/99          $(90,820)  (2,003,910)  $(2,094,730)

() denotes deficit or deduction.

See Notes to Unaudited Financial Statements.

STATEMENTS OF CASH FLOWS - (UNAUDITED)

For The Six Months Ended June 30,
                                           1999          1998

CASH PROVIDED BY (USED FOR) OPERATIONS  $  572,700    $ 554,946

INVESTING ACTIVITIES:

Additions to investment property          (207,961)     (74,821)

FINANCING ACTIVITIES:

Principal payments on mortgage notes      (155,024)    (154,484)

Distributions paid to limited partners    (335,008)    (335,008)

NET CASH (USED IN) FINANCING ACTIVITIES   (490,032)    (489,492)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                              (125,293)      (9,367)

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                               1,867,814    2,171,502

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   $1,742,521   $2,162,135

Supplementary disclosure of cash flow information:

          Interest paid                 $ 917,546    $ 860,257
          Income taxes paid                     0            0

See Notes to Unaudited Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis or Plan of
Operation.

Forward-Looking Information

Forward-looking statements in this report, including without limitation, statements relating to Decade Companies Income Properties (the "Partnership") plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forwarded-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the General Partner;(ii) the Partnership's plans and results of operations will be affected by the Partnership's ability to manage its growth (iii) other risks and uncertainties indicated from time to time in the Partnership's filings with the Securities and Exchange Commission.

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

Results of Operations

Operating revenue from rental income was $1,608,500 in the quarter ended June 30, 1999, compared to $1,625,500 for the same period of 1998, a decrease of 1%. For the six month period ended June 30, 1999 rental income was $3,165,000 compared to $3,268,000 for the same period in 1998, a decrease of 3.1%. Rental income was provided by the three sites for the comparative three and six month periods as set forth below:
                                                        Percent
                   Three Months Ended        Increase   Increase
                 6/30/99           6/30/98  (Decrease) (Decrease)

Pelican Sound     $  704,900    $  683,900   $  21,000     3.1%
Meadows II           495,300       516,700     (21,400)   (4.1%)
Town Place           408,300       424,900     (16,600)   (3.9%)
Total             $1,608,500    $1,625,500   $ (17,000)   (1.0%)

                                                        Percent
                   For Six Months Ended      Increase  Increase
                 6/30/99           6/30/98  (Decrease)(Decrease)

Pelican Sound     $1,358,900    $1,374,600  $ (15,700)    (1.1%)
Meadows II         1,014,300     1,030,900    (16,600)    (1.6%)
Town Place           792,200       862,500    (70,300)    (8.2%)
Total             $3,165,400    $3,268,000  $(102,600)     3.1%

The $17,000 decrease in rental income for the second quarter, compared to the prior year's second quarter, is attributed primarily to a 3% decrease in occupancy (from 93% to 90%), partially offset by a 3% increase in gross potential rent. The $17,000 decrease consisted of decreases at Meadows II of $21,000 and Town Place of $17,000, offset by an increase at Pelican Sound of $21,000. The $21,000 decrease at The Meadows II is attributed to a 3% increase in gross potential rent offset by a 7% decrease in average occupancy (from 91% to 84%). The $17,000 decrease at Town Place is attributed to a 3% increase in gross potential rent, offset by a 2% decrease in average occupancy (from 95% to 93%). The $21,000 increase at Pelican Sound is attributed to a 2% increase in gross potential rent. Occupancy of 94% at Pelican Sound was the same as the comparative quarter. The decrease in occupancy is viewed as a direct response to the efforts made to increase asking rents. Although occupancy decreased at two of the three apartment sites, this is not considered to be the start of a trend to lower occupancy and revenues.

The $103,000 decrease in rental income for the six month period, compared to the prior year's same six month period, is attributed primarily to a 5% decrease in occupancy (from 94% to 89%), partially offset by a 3% increase in gross potential rent. The $103,000 decrease consisted of decreases at all three apartment sites: Town Place ($70,000), Meadows II ($16,000), and
Pelican Sound ($16,000). The $70,000 decrease at Town Place is attributed to a 3% increase in gross potential rent, offset by a 6% decrease in average occupancy (from 96% to 90%). The $17,000 decrease at The Meadows II is attributed to a 3% increase in gross potential rent offset by a 6% decrease in average occupancy (from 92% to 86%). The $16,000 decrease at
Pelican Sound is attributed to a 3% increase in gross potential rent, offset by a 3% decrease in occupancy (from 95% to 92%).
The decrease in occupancy is viewed as a direct response to the efforts made to increase asking rents. Although occupancy decreased at all three apartment sites, this is not considered to be the start of a trend to lower occupancy and revenues.

The average monthly gross potential rent per unit at the Apartments for the second quarter of 1999 and for the six month period of 1999, and the comparative periods in 1998, is set forth below:

                 Number   Three Months Ended     Six Months Ended
                of Units 6/30/99    6/30/98    6/30/99    6/30/98

Pelican Sound      379      $635       $621       $634       $617
The Meadows II     316      $612       $593       $611       $591
Town Place         240      $621       $603       $622       $601
All Rental Units   935      $623       $607       $623       $604

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the second quarter ended June 30, 1999 and for the six month period of 1999, and the comparable periods in 1998, is set forth below:

                   Three Months Ended       Six Months Ended
                   6/30/99    6/30/98       6/30/99  6/30/98

Pelican Sound       93.9%       94.2%        91.6%     95.2%
The Meadows II      84.0%       91.4%        86.2%     91.6%
Town Place          93.2%       94.9%        89.6%     96.0%
All Rental Units    90.4%       93.5%        89.3%     94.2%

The range of occupancy levels at the Apartments for the second quarter period ended June 30, 1999 and for the six month period of 1999, and the comparable periods in 1998, is set forth below:

                  Three Months Ended          Six Months Ended
                  6/30/99     6/30/98       6/30/99     6/30/98

Pelican Sound    93.4-94.2%  92.5-94.7%  88.5-94.2%   92.5-95.2%
The Meadows II   79.0-87.4%  88.3-94.7%  79.0-89.1%   88.3-94.7%
Town Place       92.8-93.9%  92.9-97.3%  85.6-93.9%   92.9-97.9%
All Rental Units 88.7-91.6%  92.5-94.7%  87.9-91.6%   92.5-95.2%

Total rental expenses before depreciation and debt service in the three month period ended June 30, 1999 decreased by $79,000, from $925,000 to $846,000, compared to the same period of 1998. The decrease was comprised of decreases at Pelican Sound of $75,000, and Meadows II of $7,000, offset by an increase at Town Place of $3,000.

For the six month period total rental expenses decreased by $57,000 from $1,787,000 to $1,730,000. The decreases were comprised of decreases at Pelican Sound of $59,000, and Town Place of $1,000, offset by an increase at The Meadows II of $3,000.

A summary of operating expenses before depreciation and debt service by apartment site follows:

                                   For the Three Months Ended
                                       Increase   Increase
                                      (Decrease) (Decrease)
               6/30/99      6/30/98     Amount    Percent
Pelican Sound $336,000     $411,000    $(75,000)   (18.2%)
Meadows II     274,000      281,000      (7,000)    (2.5%)
Town Place     236,000      233,000       3,000      1.3%
Total         $846,000     $925,000    $(79,000)     8.5%

                                   For The Six Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
                6/30/99    6/30/98      Amount    Percent
Pelican Sound $  731,000 $  790,000    $(59,000)    (7.5%)
Meadows II       545,000    542,000       3,000      0.6%
Town Place       454,000    455,000      (1,000)    (0.2%)
Total         $1,730,000 $1,787,000    $(57,000)    (3.2%)

Net income from rental property operations before debt service, depreciation and amortization, was approximately $762,000 for the second quarter of 1999, compared to $700,000 for the comparative period, an increase of approximately $62,000. The increase was comprised of an increase at Pelican Sound of $94,000, offset by decreases at Town Place of $18,000, and Meadows II of $14,000.

For the six month period net income from rental operations before depreciation, amortization, and debt service was approximately $1,435,000 for the 1999 period compared to $1,481,000 for the comparable 1998 period, a decrease of $46,000. The decrease was comprised of decreases at Town Place of $69,000, and the Meadows II of $20,000, offset by an increase at Pelican Sound of $43,000.

As a result of the foregoing, a summary of net operating income before depreciation, amortization, and debt service, by site including the percent of total for each site for three month periods ended follows:

                                             Increase  Increase
                6/30/99         6/30/98     (Decrease)(Decrease)
           Amount  Percent  Amount Percent    Amount    Percent

Pelican Sound  $368,000   48%   $274,000  39%  $ 94,000    34.3%
Meadows II      221,000   29%    235,000  34%   (14,000)   (6.0%)
Town Place      173,000   23%    191,000  27%   (18,000)   (9.4%)
Total          $762,000  100%   $700,000 100%  $ 62,000     8.9%

As a result of the foregoing, a summary of net operating income before depreciation, amortization, and debt service, by site for the six month periods ended:
                                          Increase    Increase
                    6/30/99   6/30/98    (Decrease)  (Decrease)
               Amount Percent Amount Percent  Amount   Percent
Pelican Sound $ 628,000  44%  $ 585,000  40%   $ 43,000     7.3%
Meadows II      469,000  33%    489,000  33%    (20,000)   (4.1%)
Town Place      338,000  23%    407,000  27%    (69,000)  (17.0%)
Total        $1,435,000 100% $1,481,000 100%   $(46,000)   (3.1%)

Interest expense for the second quarter of 1999 increased $9,000 from the comparative period and increased $18,000 for the six month period.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation decreased $12,000 for the second quarter of 1999 compared to 1998, and by $24,000 for the six month period. Amortization increased for the second quarter of 1999 by $3,000 and by $9,000 for the six month period.

The Partnership's net other expenses increased during the six month period in 1999 by approximately $31,000. Partnership management expenses increased $22,000 and interest income decreased $9,000. The decrease interest income is attributable to a smaller investment portfolio to generate such income.

As a result of the foregoing, the Partnership's net income for the quarter ended June 30, 1999 was $8,000, compared to a loss of $35,000 in the same period of 1998. For the six month periods the Partnership's net loss for 1999 was $74,000, compared to net income of $6,000 for 1998.

Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended June 30, 1999 and 1998 was $271,000 and $237,000, and for the six month periods the net income exclusive of depreciation and amortization was $449,000 of 1999 and $544,000 for 1998.

Liquidity and Sources of Capital

At June 30, 1999 there was $2.0 million of cash and cash equivalents and escrow deposits available to pay liabilities. The Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity. The undisbursed funds do not bear interest until they are released by the mortgage lender.

During the first six months of 1999, cash and cash equivalents decreased by $125,000. During the period $573,000 was provided operating activities, $208,000 was used in investing activities and approximately $490,000 was used in financing activities that included payments on the mortgage notes and distributions paid to the limited partners as shown herein on the Statements of Cash Flows.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs.

Short-term obligations total $4.2 million, consisting of $889,000 of current liabilities, $312,000 of mortgage principal liabilities, and as described in detail below, $3,002,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to the partners. Operations generated a profit in the first six months of 1999 of $449,000 (before depreciation and amortization of $523,000) compared to $544,000 for the same period in 1998 (with depreciation and amortization of $538,000).

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In April the Partnership paid to the Limited Partners the March declaration of $167,500 ($12.50 per Interest) and declared a similar amount payable for the second quarter of 1999 to be paid in July. The estimated distribution payable to the General Partner of $1,000 for the quarter was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount. This intention will require cash distributions to the limited partners of approximately $670,000 in the next 12 months, which should be met from operations and cash reserves.

The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of $1.7 million over the next five years. These obligations should be satisfied by cash generated from operations. In the year 2003 two of the mortgage notes require balloon payments that will total $14.9 million ($8.9 million for Pelican Sound and $6.0 million for Town Place). It is anticipated that both properties will be sold or refinanced prior to the maturity dates in 2003.

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

Partners' Capital decreased by $411,000 during the first six months of 1999 due to cash distributions declared payable to the partners of $337,000, plus by the net loss for the six months of $74,000.

Impact of Year 2000 Compliance

As is more fully described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998, the General Partner is modifying or replacing significant portions of its software as well as certain hardware to enable continued operations beyond December 31, 1999.
As of June 30, 1999, the General Partner estimates its progress toward completion of its Year 2000 remediation plan as indicated in the following table.

                         Operating
                         Equipment
                 IT       with
              Systems  Embedded Chips   Products   Third Party
Resolution Phase   (Estimated Percent Complete at June 30, 1999)
 Assessment         100%       100%          100%        95%
 Remediation        100%        80%          100%        80%
 Testing             90%        80%          100%        75%
 Implementation      50%        80%           90%        70%
 Expected
 Completion Date  9/30/99   10/31/99        9/30/99     8/31/99

To date, the Partnership has incurred costs of $50,000 for the Year 2000 project. The General Partner now estimates that the Partnership's share of total project cost will be $60,000. The General Partner's assessment of the risks associated with the Year 2000 project and the status of the Partnership's contingency plans are unchanged from that described in the 1998 annual report.

The Partnership's plans to complete the Year 2000 modifications are based on the General Partner's best estimates, which are based on numerous assumptions about future events including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on the level of effort expended to date to total expected (internal) staff effort. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The information above contains forward-looking statements, including, without limitation, statements relating to the Partnership's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about Year 2000 should be read in conjunction with the Partnership's disclosures under the heading Forward-Looking Information.

PART II.

OTHER INFORMATION

Item 1. Legal Proceeding.

There is no material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Partnership did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DECADE COMPANIES INCOME PROPERTIES -
                         A LIMITED PARTNERSHIP
                                (Registrant)

                             By: DECADE COMPANIES
                                (General Partner)
Date:    August 2, 1999      By:/s/ Jeffrey Keierleber
                                Jeffrey Keierleber
                                General Partner and Principal
                                Financial and Accounting
                                Officer of Registrant