Form 10QSB
period 1999-09-30
DECADE COMPANIES INCOME PROPERTIES
filed 1999-11-12
CIK 775840

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999.

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

                       (262) 792-9200
(Issuer's telephone number)

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

Form 10-QSB

INDEX

September 30, 1999

PART I. FINANCIAL INFORMATION                             Page

Item 1.Financial Statements (unaudited as to
          September 30, 1999 and the three months
          and nine months then ended).

Balance Sheet at September 30, 1999.             3

Statements of Operations for the three
          months and nine months ended September 30, 1999
          and 1998                                         4

Statements of Partners' Capital
          for the nine months ended September 30, 1999
          and the year ended December 31, 1998.            5

    Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998.               6

Notes to Financial Statements.                   7

Item 2. Management's Discussion and Analysis or Plan
        of Operations                       7 - 17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  17

Item 6. Exhibits and Reports on Form 8-K.                  17

SIGNATURES                                                 18

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

Item 1. Financial Statements

BALANCE SHEET
September 30, 1999
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                   $ 1,693,859
Escrow deposits                                 298,650
Prepaid expenses and other assets                  875

       Total Current Assets                  1,993,384

INVESTMENT PROPERTIES, AT COST:            32,230,682
Less: accumulated depreciation            (9,409,939)

Net Investment Property                  22,820,743

OTHER ASSETS:
Utility deposits                             40,453
Debt issue costs, net of accumulated
 amortization                                306,633
       Total Other Assets                     347,086

       Total Assets                       $25,161,213

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                              $   608,348
Tenant security deposits                        120,439
Distributions payable                       170,504                Accrued
interest payable                         81,656
Payables to affiliates                        3,925,980
Mortgage notes payable                       22,534,592
     Total Liabilities                       27,441,519

PARTNERS' CAPITAL:
General Partner Capital                         (91,991)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)           (2,188,315)

Total Partners' Capital                      (2,280,306)

Total Liabilities and Partners' Capital     $25,161,213
See Notes to Unaudited Financial Statements.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                   Three Months Ended        Nine Months Ended
                   9/30/99     9/30/98     9/30/99     9/30/98

Operating revenue:

Rental income    $ 1,646,930 $1,621,192  $ 4,812,357  $4,889,274

Operating expenses  (740,381)      (622,798)  (2,097,338) (2,047,052)
Real estate taxes   (187,791)  (188,494)    (561,374)   (551,377)
Total operating
  expenses          (928,172)  (811,292)  (2,658,712) (2,598,429)

Net operating income 718,758       809,900    2,153,645   2,290,845
Interest expense    (448,424)      (438,624)  (1,340,406) (1,312,820)
Depreciation          (251,300)  (267,400)     (747,650)   (787,800)
Amortization         (13,150)    (8,512)     (39,450)        (26,187)

Net income (loss) from
investment property    5,884     95,364       26,139     164,038

Other income (expenses):
Interest income       21,233     41,033       61,335      90,784
Partnership
 management          (44,189)   (38,509)    (178,057)        (150,529)

                     (22,956)     2,524     (116,722)    (59,745)

NET INCOME (LOSS)   $(17,072)$   97,888  $   (90,583)      $104,293

Net income (loss)
attributable to General
Partner(1%)       $     (171)$      979  $      (906)      $  1,043

Net income (loss)
attributable to Limited
Partners (99%)       (16,901)    96,909      (89,677)       103,250

                  $  (17,072) $  97,888  $   (90,583)   $104,293

Net income (loss) per Limited
 Partner Interest $    (1.26)$    7.23       $    (6.69)      $   7.71











See Notes to Unaudited Financial Statements

STATEMENTS OF PARTNERS' CAPITAL

(Unaudited as to the Nine Months Ended September 30, 1999)

                              General      Limited
                              Partner     Partners'
                              Capital      Capital     Total



BALANCES AT 12/31/97         $(84,069) $  (845,390) $   (929,459)

Distributions to Partners      (3,201)    (670,016)     (673,217)

Net (loss) for the year          (815)     (80,720)      (81,535)

BALANCES AT 12/31/98         $(88,085) $(1,596,126)  $(1,684,211)

Distributions to Partners      (3,000)    (502,512)     (505,512)

Net (loss) for the period        (906)     (89,677)      (90,583)

BALANCES AT 9/30/99          $(91,991)  (2,188,315)  $(2,280,306)

() denotes deficit or deduction.




















 See Notes to Unaudited Financial Statements.

STATEMENTS OF CASH FLOWS - (UNAUDITED)

For The Nine Months Ended June 30,
                                           1999          1998

CASH PROVIDED BY OPERATIONS              $ 931,420    $ 554,946

INVESTING ACTIVITIES:

Additions to investment property          (315,012)     (74,821)

FINANCING ACTIVITIES:

Principal payments on mortgage notes      (219,650)    (154,484)
Payments of financing costs                (65,000)         -0-
Distributions paid to limited partners    (502,512)    (335,008)
Distributions paid to general partner       (3,201)         -0-

NET CASH (USED IN) FINANCING ACTIVITIES   (790,363)    (489,492)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                              (173,955)      (9,367)

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                               1,867,814    2,171,502
CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   $1,693,859   $2,162,135

Supplementary disclosure of cash flow information:
          Interest paid                 $1,318,192   $ 860,257
          Income taxes paid                      0           0

See Notes to Unaudited Financial Statements


/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
Decade Companies Income Properties - A Limited Partnership

June 30, 1998
/* WordPerfect Structure - Header A Ending */

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
Decade Companies Income Properties - A Limited Partnership
Form 10-QSB
September 30, 1999
/* WordPerfect Structure - Header A Ending */
Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Item 2. Management's Discussion and Analysis or Plan of Operation. Forward-Looking Information

Forward-looking statements in this report, including without limitation, statements relating to Decade Companies Income Properties (the "Partnership") plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forwarded-looking statements involve risks and uncertainties including without limitation the following: (i) consistent with the Limited Partnership Agreement the Partnership's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the General Partner; (ii) the Partnership's plans and results of operations will be affected by the Partnership's ability to manage its growth (iii) other risks and uncertainties indicated from time to time in the Partnership's filings with the Securities and Exchange Commission.

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

Results of Operations

Operating revenue from rental income was $1,647,000 in the quarter ended September 30, 1999, compared to $1,621,200 for the same period of 1998, an
increase of 1.6%.   Rental income was provided by the three sites for the
comparative three month periods as set forth below:
                                                        Percent
                   Three Months Ended           Increase  Increase
                 9/30/99            9/30/98          (Decrease)  (Decrease)

Pelican Sound     $  710,400     $  695,900     $   14,500     2.1%
Meadows II        507,400        516,600         (9,200)   (1.8%)
Town Place        429,200        408,700         20,500     5.0%)
Total          $1,647,000     $1,621,200     $   25,800     1.6%

The $26,000 increase in rental income for the third quarter, compared to the prior year's third quarter, is attributed primarily to a 2.1% increase in gross potential rent partially offset by a small decrease in occupancy (from 90.5% to 90.3%). The $26,000 increase consisted of an increase at Pelican Sound of $15,000 and an increase at Town Place of $20,000, offset by a decrease at Meadows II of $9,000. The $20,000 increase at Town Place is attributed to a 1.8% increase in gross potential rent, and a 3.3% increase in average occupancy (from 90.6% to 93.9%). The $15,000 increase at Pelican Sound is attributed to a 1.7% increase in gross potential rent, and a 0.4% increase in average occupancy (from 92.5% to 92.9%). The $9,000 net decrease at The Meadows II is attributed to a 2.7% increase in gross potential rent offset by a 3.5% decrease in average occupancy (from 87.8% to 84.3%). The third quarter occupancy of 90.3% improved over the second quarter average of 89.3%.

Operating revenue from rental income for the nine month period ended September 30, 1999 was $4,812,400 compared to $4,889,300 for the same period in 1998, a decrease of 1.6%. Rental income was provided by the three sites for the comparative nine month periods as set forth below:
                                                        Percent
                   For Nine Months Ended      Increase  Increase
                 9/30/99            9/30/98          (Decrease)  (Decrease)

Pelican Sound     $2,069,300     $2,070,500     $  (1,200)     (0.1%)
Meadows II      1,521,700      1,547,600       (25,900)    (1.7%)
Town Place      1,221,400      1,271,200       (49,800)    (3.9%)
Total          $4,812,400     $4,889,300     $ (76,900)    (1.6%)

The $77,000 decrease in rental income for the nine month period, compared to the prior year's same nine month period, is attributed primarily to a 3.4% decrease in occupancy (from 93.0% to 89.6%), partially offset by a 2.8% increase in gross potential rent. The $77,000 decrease consisted of decreases at all three apartment sites: Town Place ($1,000), Meadows II ($26,000), and Pelican Sound ($50,000). The $50,000 decrease at Pelican Sound is attributed to a 2.4% increase in gross potential rent, offset by a 2.2% decrease in average occupancy (from 94.3% to 92.1%). The $26,000 decrease at The Meadows II is attributed to a 3.1% increase in gross potential rent offset by a 4.7% decrease in average occupancy (from 90.3% to 85.6%). The $1,000 decrease at Town Place is attributed to a 2.9% increase in gross potential rent, offset by
a 3.2% decrease in occupancy (from 94.2% to 91.0%).   The decrease in
occupancy for the nine month period is viewed as a direct response to the efforts made during 1999 to increase asking rents. Although occupancy decreased at all three apartment sites for the nine months in 1999 compared to the prior period, the General Partner does not believe this is the start of a trend to lower occupancy and revenues.

The average monthly gross potential rent per unit at the Apartments for the third quarter of 1999 and for the nine month period of 1999, and the comparative periods in 1998, is set forth below:

                 Number   Three Months Ended    Nine Months Ended
                of Units 9/30/99    9/30/98    9/30/99    9/30/98

Pelican Sound      379      $637       $626       $635       $620
The Meadows II     316      $616       $600       $612       $594
Town Place         240      $623       $612       $622       $605
All Rental Units   935      $625       $614       $624       $607

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the third quarter ended September 30, 1999 and for the nine month period of 1999, and the comparable periods in 1998, is set forth below:

                   Three Months Ended       Nine Months Ended
                   9/30/99    9/30/98       9/30/99   9/30/98

Pelican Sound       92.9%       92.5%        92.1%     94.3%
The Meadows II      84.3%       87.8%        85.6%     90.3%
Town Place          93.9%       90.6%        91.0%     94.3%
All Rental Units    90.3%       90.5%        89.6%     92.9%

The range of occupancy levels at the Apartments for the third quarter period ended September 30, 1999 and for the nine month period of 1999, and the comparable periods in 1998, is set forth below:






                  Three Months Ended       Nine Months Ended
                  9/30/99     9/30/98    9/30/99      9/30/98

Pelican Sound    92.1-93.9% 89.4-91.8%  88.5-94.2%   89.4-95.2%
The Meadows II   79.4-88.9% 86.1-90.3%  79.0-89.1%   86.1-94.7%
Town Place       93.2-94.8% 86.1-95.7%  85.6-94.8%   86.1-97.9%
All Rental Units 88.3-92.5% 89.4-91.8%  87.9-92.5%   89.4-95.2%

Total rental expenses before depreciation and debt service in the three month period ended September 30, 1999 increased by $118,000 (14.5%), from $811,000 to $929,000, compared to the same period of 1998. The increase was comprised of increases at Pelican Sound of $71,000, Meadows II of $38,000, and at Town Place of $9,000. The increases for the quarter are primarily attributable to the timing of incurring repairs, maintenance and similar costs which were incurred in the third quarter.

For the nine month period total rental expenses decreased by $61,000 (2.3%), from $2,598,000 to $2,659,000. The increases were comprised of increases at Pelican Sound of $12,000, at The Meadows II of $41,000, and Town Place of $8,000.

A summary of operating expenses before depreciation and debt service by apartment site follows:
                                   For the Three Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
               9/30/99    9/30/98      Amount    Percent
Pelican Sound $379,000     $308,000    $ 71,000     23.1%
Meadows II     330,000    292,000      38,000     13.0%
Town Place     220,000    211,000       9,000      4.3%
Total         $929,000   $811,000    $118,000     14.5%

                                   For The Nine Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
                9/30/99    9/30/98      Amount    Percent
Pelican Sound $1,110,000     $1,098,000    $ 12,000      1.1%
Meadows II       875,000    834,000      41,000      4.9%
Town Place       674,000    666,000       8,000      1.2%
Total         $2,659,000 $2,598,000    $ 61,000      2.3%

Net income from rental property operations before debt service, depreciation and amortization, was approximately $718,000 for the third quarter of 1999, compared to $810,000 for the comparative period, a decrease of approximately $92,000. The decrease was comprised of decreases at Pelican Sound of $55,000, and at Meadows II of $47,000, offset by an increase at Town Place of $10,000.

For the nine month period net income from rental operations before depreciation, amortization, and debt service was approximately $2,153,000 for the 1999 period compared to $2,291,000 for the comparable 1998 period, a decrease of $138,000. The decrease was comprised of decreases at the Meadows II of $67,000, Town Place of $59,000, and at Pelican Sound of $12,000.

As a result of the foregoing, a summary of net operating income before depreciation, amortization, and debt service, by site including the percent of total for each site for three month periods ended follows:
                                              Increase  Increase
                      9/30/99           9/30/98   (Decrease)(Decrease)
               Amount  Percent  Amount Percent Amount    Percent
Pelican Sound $331,000   46%   $386,000  48%  $(55,000)   (14.2)
Meadows II     178,000   25%    225,000  28%   (47,000)   (20.9%)
Town Place     209,000   29%    199,000  24%    10,000      5.0%
Total         $718,000  100%   $810,000 100%  $(92,000)   (11.4%)

As a result of the foregoing, a summary of net operating income before depreciation, amortization, and debt service, by site for the nine month periods ended:
                                            Increase    Increase
                    9/30/99         9/30/98   (Decrease)  (Decrease)
                Amount Percent Amount Percent  Amount      Percent
Pelican Sound $ 959,000  45%  $ 971,000      43%  $ (12,000)   (1.2%)
Meadows II      647,000  30%    714,000  31%    (67,000)   (9.4%)
Town Place      547,000  25%    606,000  26%    (59,000)   (9.7%)
Total        $2,153,000 100% $2,291,000 100%  $(138,000)   (6.0%)

Interest expense for the third quarter of 1999 increased $10,000 from the comparative period and increased $28,000 for the nine month period.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation decreased $16,000 for the third quarter of 1999 compared to 1998, and decreased by $40,000 for the nine month period. Amortization increased for the third quarter of 1999 by $4,600 and by $13,300 for the nine month period.

The Partnership's net other expenses increased during the nine month period in 1999 by approximately $57,000. Partnership management expenses increased $28,000 and interest income decreased $29,000. The decrease interest income is attributable to a smaller investment portfolio to generate such income.

As a result of the foregoing, the Partnership's net loss for the quarter ended September 30, 1999 was $17,000, compared to income of $98,000 in the same period of 1998. For the nine month periods the Partnership's net loss for 1999 was $91,000, compared to net income of $104,000 for 1998.

Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended September 30, 1999 and 1998 was $247,000 and $373,000, and for the nine month periods the net income exclusive of depreciation and amortization was $697,000 of 1999 and $918,000 for 1998.


Liquidity and Sources of Capital

At September 30, 1999 there was $2.0 million of cash and cash equivalents and escrow deposits available to pay liabilities. The Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity. The undisbursed funds do not bear interest until they are released by the mortgage lender.

During the first nine months of 1999, cash and cash equivalents decreased by $174,000. During the period $931,000 was provided operating activities, $315,000 was used in investing activities and approximately $790,000 was used in financing activities that included payments on the mortgage notes, distributions paid to the limited partners and financing costs paid in connection with the refinancing of Pelican Sound on October 5, 1999 as shown herein on the Statements of Cash Flows.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs.

Short-term obligations total $4.3 million, consisting of $981,000 of current liabilities, $312,000 of mortgage principal liabilities, and as described in detail below, $3,002,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to the partners. Operations generated a profit in the first nine months of 1999 of $697,000 (before depreciation and amortization of $787,000) compared to $918,000 for the same period in 1998 (with depreciation and amortization of $814,000).

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In July the Partnership paid to the Limited Partners the June declaration of $167,500 ($12.50 per Interest) and declared a similar amount payable for the third quarter of 1999 to be paid in October. The estimated distribution payable to the General Partner of $1,000 for the quarter was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount. This intention will require cash distributions to the limited partners of approximately $670,000 in the next 12 months, which should be met from operations and cash reserves.

The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of $1.7 million over the next five years. These obligations should be satisfied by cash generated from operations. In the year 2003 the mortgage note on Town Place requires a balloon payment of $6.0 million. It is anticipated that Town Place will be sold or refinanced prior to the maturity date in 2003. The Partnership is exploring the possibility of refinancing the Town Place mortgage loan during 1999 if lower interest rates are available. Additional proceeds from the refinancing in excess of the existing mortgage debt would provide additional liquidity.

On October 5, 1999, subsequent to the end of the third quarter, the mortgage loan on Pelican Sound Apartments was refinanced with a new $13,000,000 nonrecourse mortgage loan. This paid off the balance of the prior mortgage of $9,597,000. Net loan proceeds of $3,111,000 were not disbursed at closing. The Partnership elected to defer the receipt of such funds at closing and has the option until December 31, 1999 to receive the additional amount. The new loan is due in seven years in October 2006 with interest fixed at 7 1/2%. The
prior note had an interest rate of 7.625%.    Monthly payments of principal
and interest of $73,749 begin on November 5, 1999. The monthly payment will be adjusted when the additional loan proceeds are released.

Approximately $3.9 million of deferred fees and deferred interest related thereto has been earned by the General Partner and affiliates, of which approximately $3.0 million is a short term obligation of the Partnership currently due and payable. To date the Partnership has not paid the $3.0 million of deferred fees and deferred interest in order to preserve the ability of the Partnership to acquire additional properties, if deemed advisable. The actual timing of the payment of deferred fees and related interest will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation of the Partnership. The General Partner currently intends to make payment only after it is determined that the liquidity is not required to purchase additional properties, either directly or by means of an exchange.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Partners' Capital decreased by $596,000 during the first nine months of 1999 due to cash distributions declared payable to the partners of $505,000, plus by the net loss for the nine months of $91,000.

Impact of Year 2000 Compliance

As is more fully described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998, the General Partner is modifying or replacing significant portions of its software as well as certain hardware to enable continued operations beyond December 31, 1999. As of September 30, 1999, the General Partner estimates its progress toward completion of its Year 2000 remediation plan as indicated in the following table.

                            Operating
                            Equipment
                     IT       with
                  Systems  Embedded Chips   Products   Third Party
Resolution Phase   (Estimated Percent Complete at June 30, 1999)
 Assessment         100%       100%          100%       100%
 Remediation        100%        90%          100%        90%
 Testing             95%        90%          100%        85%
 Implementation      75%        90%           95%        80%
 Expected
 Completion Date 11/30/99   12/15/99       11/30/99    11/30/99

To date, the Partnership has incurred costs of $55,000 for the Year 2000 project. The General Partner now estimates that the Partnership's share of total project cost will be $60,000. The General Partner's assessment of the risks associated with the Year 2000 project and the status of the Partnership's contingency plans are unchanged from that described in the Form 10-KSB annual report.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is included herein:

(27) Financial Data Schedule

The Partnership did not file any reports on Form 8-K during the three months ended September 30, 1999.

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
Decade Companies Income Properties - A Limited Partnership

Form 10-QSB

September 30, 1999
/* WordPerfect Structure - Header A Ending */
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DECADE COMPANIES INCOME PROPERTIES
-                                     A LIMITED
PARTNERSHIP
(Registrant)

                             By: DECADE COMPANIES
                                (General Partner)
Date:    November 10, 1999   By:/s/ Jeffrey
Keierleber                                             Jeffrey Keierleber
                                General Partner and
Principal                                      Financial and Accounting
Officer                                   of Registrant