Form 10KSB
period 1999-12-31
DECADE COMPANIES INCOME PROPERTIES
filed 2000-03-31
CIK 775840

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-KSB
(Mark One)

[ X ]Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999
                                 or
[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

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

Issuer's telephone number: 262-792-9200

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for its most recent fiscal year. $6,567,032

The aggregate market value of the Limited Partnership Interests ("Interests") is indeterminable because there is no established or organized market for the Interests. ANNUAL REPORT ON FORM 10-KSB

INDEX

YEAR ENDED DECEMBER 31, 1999

DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP
BROOKFIELD, WISCONSIN


Part I                                            Item    Page
Description of Business                              1      3

Description of Property                              2      9

Legal Proceedings                                    3     22

Submission of Matters to a Vote of Security Holders  4     22

Part II
Market for Limited Partnership
Interests and Related Partner Matters                5     22

Management's Discussion and Analysis or Plan
of Operations                                        6     24

Financial Statements                                 7     41

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                  8     41

Part III
Directors, Executive Officers, Promoters and         9     41
Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Compensation                              10     43

Security Ownership and Certain Beneficial Owners and
Management                                          11     43

Certain Relationships and Related Transactions      12     44

Exhibits and Reports on Form 8-K                    13     45

Signatures                                                 51

Audited Financial Statements                               52


/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
Decade Companies Income Properties
Annual Report on Form 10-KSB
For year ended December 31, 1999
Page 3

/* WordPerfect Structure - Header A Ending */
PART I

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

In January 1997 two matters were submitted to vote of the Limited Partners:

1)On January 4, 1997 a proxy statement and consent was mailed by the General Partner to all Limited Partners in connection with a proposed amendment to the Limited Partnership Agreement to adopt a new Section 8.6 encaptioned the "Fair Price Provision". The proxy period expired on February 4, 1997. The Fair Price Provision was adopted by a majority of 7,255 Interests (approximately 54% of the outstanding Interests voted affirmatively).

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

An offer and Settlement Agreement was executed effective March 13, 1997, between the parties to resolve the litigation. Pursuant to the settlement agreement, certain Wellington clients, including Arnold K. Leas, agreed to sell their Interests in the Partnership. Additionally Arnold K. Leas and the other Wellington defendants agreed that Jeffrey Keierleber, an individual who is a general partner in Decade Companies (the General Partner of the Partnership) would purchase certain Limited Partnership Interests for a net price to the Limited Partner of $550 per Limited Partner Interest until May 5, 1997, (plus commissions ranging from $42.50 to $55.00 per Interest paid to an affiliate of the Defendants), provided that the Limited Partnership Interests are acquired by isolated transactions that do not give rise to general solicitation or a tender offer.

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

Subsequent to May 5, 1997, Jeffrey Keierleber continued to purchase Limited Partner Interests in isolated transactions. There were 975.70 Limited Partner Interests purchased from Limited Partners from May 19, 1997 to March 24, 2000, at an average price to the Limited Partner of appromately $554 per Limited Partner Interest.

In August 1998 The Meadows II was independently appraised at an estimated value of $12 million.

In August 1998 the Partnership received and accepted a loan commitment from Associated Bank Milwaukee to refinance the two outstanding mortgage notes on The Meadows II with a new loan in the amount of $9.15 million.

In September 1998 the Partnership exercised its option to extend the term of the Pelican Sound mortgage loan for an additional five years to December 1, 2003. Although the interest rate increased from 7.0% to 7.625% per annum under the extension, the extension allowed the Partnership to continue to look for more favorable long-term financing on Pelican Sound.

Effective October 1, 1998, the Partnership refinanced the two outstanding mortgage loans that encumbered The Meadows II in the total amount of approximately $6.44 million and replaced the old mortgage notes with a new mortgage note in the amount of $9.15 million. Approximately $2.56 million of the new mortgage financing was not disbursed at closing. Such amount may be disbursed at the discretion of the General Partner. The new mortgage loan reduced the interest rate from approximately 7.46% to 7.25% per annum. The new mortgage loan revised the term of the financing to expire on September 30, 2005 (the due dates on the old mortgage notes were set to expire in 2004 and 2021).

In July 1999 the Partnership received and accepted a loan commitment from Republic Bank located in St. Petersburg, Florida to refinance the existing mortgage loan on Pelican Sound with a new loan in the amount of $13 million.

In September 1999 Pelican Sound was independently appraised at an estimated value of $17.9 million.

On October 5, 1999, the Partnership refinanced the outstanding mortgage loan that encumbered Pelican Sound in the amount of approximately $9.67 million and replaced the old mortgage note with a new mortgage in the amount of $13.0 million. Approximated $3.11 million of the new mortgage financing was not disturbed at closing, but was disbursed on December 30, 1999 and added to cash reserves. The new mortgage loan extended the term of the financing from December 1, 2003 to October 5, 2006, and reduced the interest rate from 7.625% to 7.50% per annum.

In its ordinary course of operations, the Partnership has received offers on the sale of its properties. The Partnership has received numerous oral and written offers during 1997,1998, and 1999, all containing conditions, with prices as described below:
Pelican Sound - 1997: The Partnership received and rejected or countered 24 offers for Pelican Sound Apartments (or expressions of interests to such effect) averaging $14.1 million, and ranging from a low of $12.0 million to a high of $17.6 million.

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

Pelican Sound - 1999: The Partnership received and rejected or countered three offers for Pelican Sound Apartments (or expressions of interests to such effect). The proposed prices ranged from a low of $16,500,000 to a high of $18,002,500, with an average price of $17,418,000.

The Meadows II - 1997: The Partnership received and rejected or countered eight offers for The Meadows II Apartments (or expressions of interests to such effect). All of the offers included The Meadows I Apartments which is owned by an affiliated partnership. The offers for both properties ranged from a low of $13.0 million to a high of $15.0 million. The average offer was for $13.99 million for both properties, resulting in a prorated amount of approximately $10.94 million for The Meadows II.

The Meadows II - 1998: The Partnership did not receive any offers.

The Meadows II - 1999: The Partnership did not receive any offers.

Town Place - 1997: The Partnership received and rejected or countered 12 offers for Town Place Apartments (or expressions of interests to such effect) averaging $8.92 million, and ranging from a low of $8.0 million to a high of $10.5 million.

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

Town Place - 1999: The Partnership received and rejected or countered four offers for Town Place Apartments (or expressions of interests to such effect). The proposed prices ranged from a low of $11,100,000 to a high of $12,000,000, with an average price of $11,475,000.

The General Partner will continue to consider offers for sale of its properties, but cannot assure Limited Partners that any of the properties will be sold during 2000. The General Partner is seeking to obtain offers with no or minimal contingencies that allow the Partnership the time and ability to conclude a tax deferred exchange for any or all of the properties.

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

See the section "Environmental Matters" in Item 6 herein for information on environmental matters.

During 1999, the Partnership did not directly employ any individuals. In order to effectively manage the personnel function of operating the Apartments and the Partnership and to control the costs of compensation (including wages, worker's compensation, unemployment, payroll taxes, health care, and 401(k) profit sharing plans), the employees who work for the Partnership and the Apartments are employed by the General Partner or its affiliate, Decade Properties, Inc. The costs of these employee services are reimbursed by the Partnership based upon the records of such employees in performing such services multiplied by a rate established to cover overhead and expenses incurred to perform such duties. The Apartments are managed by Decade Properties, Inc., an affiliate of the General Partner. Employees of the General Partner and affiliates perform the on-site management services required to operate and maintain the Apartments and render partnership management services to the Partnership including maintaining investor communications, compliance with tax laws and other governmental regulations, and cash management.

At the close of business on December 31, 1999, the Partnership's 13,400.27 Interests were held by 1,202 Limited Partners. The General Partner of the Partnership is Decade Companies - A General Partnership (of which Jeffrey Keierleber and Decade 80, Inc. are the general partners). The principal offices of Decade Companies and the Partnership are located at 250 Patrick Blvd. Suite 140, Brookfield, Wisconsin 53045-5864, Telephone (262) 792-9200.

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
                                                            935

Pelican Sound is pledged as collateral against a mortgage encumbrance of $12.97 million. The Meadows II is pledged as collateral against a mortgage encumbrance of approximately $6.47 million. Town Place is pledged as collateral against a mortgage encumbrance of $6.42 million.

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

(c) Description of Real Estate and Operating Data

(1) The general character and location of each of the three apartment properties owned by the Partnership are separately described below. Each of the properties is a residential garden-style apartment complex. In the view of the General Partner the properties are suitable and adequate for such use.

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

                            Pelican    The          Town
                             Sound     Meadows II   Place

Current principal amount     $12,968,049  $6,466,851   $6,422,914
Interest rate                  7.50%        7.25%        8.25%
Amortization provisions        25 yrs.      25 yrs.      311 mo.
Prepayment provisions         (1)          (2)          (3)
Maturity date               10/05/06     09/30/05     05/16/03
Balance due at maturity
assuming no prepayments     $11,399,550  $5,737,026  $5,999,567

     (1)Prepayment of principal is permitted at any time. A prepayment penalty equal to one percent (1%) calculated on the unpaid principal balance will apply if the prepayment occurs at any time during the first four years during the term of the note.

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

The average monthly gross potential rent ("GPR") per unit at the Apartments for the month of December of each of the last two years and the related occupancy rate ("OR") for December of each year is set forth below:

                Number          December     December
               of Units           1999         1998
                                GPR   OR      GPR   OR
All Units        935            $633   91%    $622   89%
Pelican Sound    379            $643   89%    $633   89%
The Meadows II   316            $622   90%    $609   87%
Town Place       240            $631   94%    $623   89%
The apartment mix and monthly asking rents at Pelican Sound Apartments was:
                        Number                          of   Square
Asking Rent
Style                   Units   Feet    12/99           12/98

One-bedroom/one bath     128    505   $535-585        $530-585
One bedroom/one bath     156    700   $620-675        $615-675
One-bedroom/one bath/den  27    830   $750-775        $740-765
Two-bedroom/two bath      68    910   $795-835        $785-810
                         379

The apartment mix and monthly asking rents at The Meadows II Apartments was:
                        Number
                          of    Square      Asking Rent
Style                    Units    Feet   12/99          12/98
One-bedroom               88     625   $545-565       $540-560
One-bedroom/deluxe        12     744   $570-575       $555-575
Two-bedroom/one bath     192     875   $610-690       $610-680
Two-bedroom/1.5 bath/den  12   1,466   $875-900       $850-900
Three-bedroom             12   1,466   $875-900       $850-900
                         316

The apartment mix and monthly asking rents at Town Place Apartments was:
                      Number
                        of   Square          Asking Rent
Style                 Units   Feet      12/99          12/98

One-bedroom/Suite       36    540      $545           $525-535
One bedroom/Garden      72    720      $575-615       $575-605
Two-bedroom/one bath    36    836      $650-670         $650-670
Two-bedroom/two bath    96  1,036      $720-780       $700-815
                       240

(4) Any proposed program for the renovation, improvement or development of the properties, including the estimated cost thereof and the method of financing to be used, is set forth below.

At Pelican Sound the proposed 2000 budget includes a total of $288,000:
$68,000 for carpentry repairs to the building exteriors; $60,000 for exterior painting of facia and chimneys; $48,000 for carpet replacement; $48,000 for appliances; $12,000 for tile and vinyl replacement; $30,000 for wallpaper in apartment units; and $22,000 for air conditioners, water heaters and drapery.

At The Meadows II the proposed 2000 budget includes $49,000 for carpet replacement; $30,000 for pool and tennis courts repairs; and $28,000 for appliances, water heaters, drapery and other items; for a total of $107,000.

At Town Place the proposed 2000 budget includes $128,000 for exterior painting; $64,000 for wood repair to building exterior; $36,000 for appliances, drapery, and air conditioning items and $29,000 for carpet replacement for a total of $257,000.

All renovations are scheduled to be paid for by the Partnership's operating cash flow and cash reserves.

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

(6) In the opinion of the General Partner, the properties are adequately covered by insurance.

(7) With respect to each property the following additional information is provided:




                                   Average for year
(i)     Occupancy rate                   1999              1998
     All Apartments                    90%               92%
      Pelican Sound                    92%               93%
     The Meadows II                    86%               90%
     Town Place                    92%               93%

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

(iv)     Annual rental information

     The average effective annual rental per unit is as follows:

                              Number
                              of Units          1999          1998
     All Apartments               935               $6,617     $6,627
     Pelican Sound               379               $6,898     $6,877
     The Meadows II               316               $6,329     $6,372
     Town Place               240               $6,552     $6,568

(v)     Lease expirations

     All leases are scheduled to expire in 2000.

(A) The approximate number of tenants whose leases will expire in 2000 are as follows:
                    All Apartments               848
                    Pelican Sound               337
                    The Meadows II               286
                    Town Place               225

(B) The approximate total area in square feet covered by such leases that will expire in 2000 are as follows:

                    All Apartments               658,000
                    Pelican Sound               229,000
                    The Meadows II               241,000
                    Town Place               188,000

(C) The approximate annual rental represented by such leases that will expire in 2000 is as follows:

                    All Apartments               $3,214,000
                    Pelican Sound               $1,297,000
                    The Meadows II               $1,065,000
                    Town Place               $  852,000

(D) The percentage of gross annual rental represented by such leases that will expire in 2000 is 100% for each property.

(vi) Depreciation information

(A)     Federal tax basis

The federal tax basis for each of the properties is set forth below:
                                        Accumulated      Tax
Pelican Sound                     Cost          Depreciation     Basis
                                        (in thousands)
Land                         $ 2,513      $     0        $ 2,513
Land Improvements                762          292            470
Buildings and Improvements     7,972        1,615          6,357
Personal Property              1,266          962            304
Total                        $12,513      $ 2,869        $ 9,644



                                        Accumulated      Tax
The Meadows II                    Cost          Depreciation     Basis
                                        (in thousands)
Land                         $ 1,064      $     0        $ 1,064
Land Improvements                100           12             88
Buildings and Improvements     8,591        3,305          5,286
Personal Property                942          750            192
Total                        $10,697      $ 4,067        $ 6,630

                                        Accumulated       Tax
Town Place                     Cost          Depreciation     Basis
                                        (in thousands)
Land                         $ 1,190      $     0        $ 1,190
Land Improvements                  2            0              2
Buildings and Improvements     4,234        1,430          2,804
Personal Property                731          596            135
Total                        $ 6,157      $ 2,026        $ 4,131

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






(vii) Real estate taxes
                              Realty              Annual
                              Tax                   Realty
                              Rate                   Taxes

     Pelican Sound       $25.3978 per $100    $300,490 (1)
     The Meadows II      $25.9421 per $100    $259,421 (2)
     Town Place          $22.9775 per $100    $171,345 (1)

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

b)  Security Holders

As of March 25, 2000, there were 1,193 Interest holders of record on the Partnership's books and records.

c)  Dividends or Similar Distributions

During the last two years, quarterly cash distributions to Limited Partners were declared at the rate of 5% per annum on the original capital investment. Cash distributions declared to the Limited Partners for the two year period ended December 31, 1999 were made as follows:

            Period        Date        Amount Distributed
            Ended         Paid      Total     Per $1,000 Interest

          03/31/98     04/24/98     $167,504         $12.50
          06/30/98     07/25/98     $167,504         $12.50
          09/30/98     10/23/98     $167,504         $12.50
          12/31/98     01/22/99     $167,504         $12.50
          03/31/99     04/19/99     $167,504         $12.50
          06/30/99     07/19/99     $167,504         $12.50
          09/30/99     10/18/99     $167,504         $12.50
          12/31/99     01/24/00     $167,504         $12.50

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The financial statements included in Item 7 present the balance sheet as of December 31, 1999 and present the cash flow and results of operations for the two years ended December 31, 1999.

Financial Condition

During 1999, cash and cash equivalents increased by $2,703,000 from $1,868,000 at December 31, 1998 to $4,571,000 at December 31, 1999. During 1999,
approximately $1,128,000 was generated by operating activities, approximately $2,005,000 was generated by financing activities, and $430,000 was used in investing activities as shown herein on the Statements of Cash Flows.

Approximately $430,000 of fixed asset additions were capitalized during 1999 ($251,000 at Pelican Sound, $108,000 at Town Place and $71,000 at The Meadows
II).

Approximately $425,000 of financing costs were incurred during 1999 to obtain the new mortgage financing on Pelican Sound.

Total liabilities were approximately $30.4 million at December 1999 up from $27. 4 million at December 1998 due to the increase of the Pelican Sound mortgage.

The outstanding balance of the mortgage loan on Pelican Sound Apartments averaged $10.81 million during the last two years. The outstanding balance of the mortgage loans on The Meadows II Apartments averaged $6.51 million during the last two years. The outstanding balance of the mortgage loans on Town Place Apartments averaged $6.51 million during the last two years.

The use of leverage through borrowings is intended to assist the Partnership in meeting its investment objective of achieving capital appreciation for the Limited Partners. The total leverage on the three properties at year end is 79.9% of the capitalized cost, compared to 71.3% at the end of 1998.

The use of mortgage financing creates unrelated business taxable income ("UBTI") for Qualified Plan investors. The UBTI for 1999 was approximately $23 per $1,000 Limited Partner Interest.

Partners' Capital decreased by $647,000 during 1999. The decrease was attributable to $673,000 of distributions declared to the Partners, offset by the net income of $26,000 for financial reporting purposes (after depreciation and amortization of $1,073,000).

Results of Operations

The Statements of Operations present a two-year comparison of operations divided into two separate categories: investment property operations and other partnership income (expenses).

The comparative presentation of operations reflects the operation of 935 apartment units during each period.

Revenues from 1999 rental operations increased $19,000 from the prior year. The increase was comprised of increases at Pelican Sound ($18,000) and The Meadows II ($4,000), offset by a decrease at Town Place ($3,000). A summary of total operating revenue by apartment site follows:
                                            Increase  Increase
                                          (Decrease) (Decrease)
                     1999          1998       Amount    Percent
Pelican Sound     $2,761,000    $2,743,000     $ 18,000      0.7%
The Meadows II     2,067,000     2,063,000        4,000      0.2%
Town Place         1,664,000     1,667,000       (3,000)    (0.2%)
Total             $6,492,000    $6,473,000     $ 19,000      0.3%

The $18,000 increase at Pelican Sound is attributed to a 2% increase in asking rents, offset by a 1% decrease in average occupancy (from 93% to 92%). The $4,000 increase at The Meadows II is attributed to a 3% increase in asking
rents, offset by a 4% decrease in average occupancy (from 90% to 86%).   The
$3,000 decrease at Town Place is attributed to a 2% increase in asking rents offset by a 1% decrease in average occupancy (from 93% to 92%).

The average monthly gross potential rent per unit at the Apartments for the two year period was:


                                              Increase  Increase
                   Number                      (Decrease)(Decrease)
                  of Units       1999    1998  Amount   Percent
All Apartments       935         $626    $611   $15       2.5%
Pelican Sound        379         $636    $622   $14       2.3%
The Meadows II       316         $614    $597   $17       2.8%
Town Place           240         $624    $609   $15       2.5%

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments. As a general rule the asking rents are the same as the actual rents eventually established by the rental agreements and are comparable with existing market conditions.

The average occupancy level at the Apartments for the two year period was:
                                                       Increase
                          1999         1998     (Decrease)
All Apartments                   90%          92%            (2%)
Pelican Sound                    92%          93%            (1%)
The Meadows II                   86%          90%            (4%)
Town Place                       92%          93%            (1%)

The range of occupancy levels at the Apartments for the years was:

                              1999             1998
All Apartments             88.0-92.5%       88.0-95.2%
Pelican Sound              88.5-94.2%       89.4-97.0%
The Meadows II             79.0-90.5%       86.1-94.7%
Town Place                 85.6-94.8%       86.0-97.9%

The differences in occupancy levels were primarily related to the Partnership's asking rents compared to other competitors in the market place.

Rental expenses before depreciation and debt service decreased $19,000. The decrease was comprised of decreases at Pelican Sound ($66,000), and Town Place ($36,000) offset by an increase of the Meadows II ($83,000). A summary of operating expenses before depreciation and debt service by apartment site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     1999        1998       Amount      Percent
Pelican Sound     $1,425,000     $1,491,000   $ (66,000)     (4.4%)
The Meadows II         1,159,000      1,076,000      83,000       7.7%
Town Place           879,000        915,000     (36,000)     (3.9%)
Total             $3,463,000     $3,482,000   $ (19,000)     (0.5%)

The changes in rental expenses can be explained as follows:

Pelican Sound

The $66,000 decrease in expenses at Pelican Sound consisted of decreases in various expenses totaling $129,000, offset by increases in other expenses totaling $63,000.

The primary decreases consisted of the following:
               Utilities$ 48,000
               Insurance  29,000
               Security  10,000
               Repairs to Signs & supports  12,000
               Other   30,000
               Total$129,000

The $48,000 decrease in utilities was the direct result of installing individual water meters for each apartment unit so that utilities can be billed directly to each resident.
The $29,000 decrease in insurance was achieved by changing insurance carriers.







The primary increases consisted of the following:
               Office expenses$  9,000
               Outside Contractors   6,000
               Apartment interior repairs  16,000
               Vinyl & tile replacement   6,000
               Other                26,000
               Total$ 63,000

Town Place

The $36,000 decrease in expenses at Town Place consisted of decreases in various expenses totaling $71,000, offset by increases in expenses totaling $35,000.

The primary decreases consisted of the following:
               Insurance             $20,000
               On-site payroll  15,000
               Rubbish   8,000
               Grounds   7,000
               Other                         21,000
Total      $71,000

The $20,000 decrease in insurance was achieved by changing insurance carriers.

The decrease in on-site payroll resulted from an $8,000 decrease in grounds personnel and a $6,000 decrease in apartment cleaning personnel.

The increases primarily consisted of the following:
               Utilities $ 8,000
               Property management fees    7,000
               Office expense              7,000
               Outside contractors        6,000
               Administrative expense   3,000
               Other                       4,000
               Total $35,000

The Meadows II

The $83,000 increase in expenses at The Meadows II consisted of increases in various expenses totaling $105,000, offset by decreases in expenses totaling $22,000.

The increases primarily consisted of the following:
               Utilities$ 15,000
               Exterior painting  34,000
               Paving repairs  22,000
               Other                  34,000
               Total$105,000

The exterior painting of $34,000 and paving repairs of $22,000 are non-recurring.

The decreases primarily consisted of the following:

               Property taxes$  7,000
               Grounds   6,000
               Other      9,000
               Total$ 22,000

The decrease in property taxes was a result of a decrease in the tax rate.

The increase in operating revenue of $19,000, along with the decrease in operating expenses of $19,000, resulted in an increase of $38,000 in net operating income from property operations before depreciation and debt service. The increase was comprised of increases at Pelican Sound ($84,000) and Town Place ($33,000), offset by a decrease at The Meadows II ($79,000).
A summary of operating income before depreciation and debt service by apartment site follows:
                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     1999        1998       Amount      Percent
Pelican Sound     $1,336,000     $1,252,000   $ 84,000       6.7%
The Meadows II           908,000        987,000    (79,000)     (8.0%)
Town Place           785,000        752,000     33,000       4.4%
Total             $3,029,000     $2,991,000   $ 38,000       1.3%

Interest expense decreased $2,000. The decrease was comprised of a decrease for The Meadows II of $58,000 and a decrease for Town Place of $7,000, offset by an increase for Pelican Sound $63,000. The decreases for The Meadows II and Town Place are the result of interest charged on the decreasing principal balances of the notes. The increase at Pelican Sound is due to a higher interest rate and the increased loan balance from refinancing.

After considering the effect of interest expense, 1999 calendar year net operating income before depreciation was $1,204,000. A summary of net operating income before depreciation by apartment site follows:
                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     1999        1998       Amount      Percent
Pelican Sound     $  578,000     $  557,000   $ 21,000       3.8%
The Meadows II           413,000        434,000    (21,000)     (4.8%)
Town Place           213,000        172,000     41,000      23.8%
Total             $1,204,000     $1,163,000   $ 41,000       3.5%

The net income from real estate activities is partially sheltered by deductions for depreciation and amortization which did not affect cash flow. Depreciation and amortization decreased $53,000 from 1998 levels.

As a result of the foregoing, net income from investment properties operations for 1999 was $199,000, compared to a net income of $103,000 in 1998. During both years all three properties generated positive cash flow. General Partner anticipates that all three properties will continue to positively cash flow in 2000.

Other expense, net of other income, decreased approximately $12,000 from 1998 calender year levels. The decrease is attributable to a $73,000 decrease in interest on payables to affiliates, offset by a $26,000 increase in administrative expenses and a $35,000 decrease in interest income earned.

As a result of the foregoing, net income for 1999 was $27,000, compared to a net loss of $82,000 in 1998.

There are certain events that could cause the reported financial information to not be indicative of future operating results or future financial condition, as follows:
A review of the calculations of front-end fees allowed to the General Parnter under the Limited Partnership Agreement resulted in additional interest of $73,400 calculated on deferred acquisition fees for 1998. This one-time adjustment will not have an impact on future operations.

In October 1998 the Partnership refinanced the two outstanding mortgage loans of $6.44 million on The Meadows II with a new mortgage loan of $9.15 million. Approximately $2.56 million of the new mortgage financing was not disbursed at closing and remains undisbursed as of December 31, 1999. The debt service requirements for this loan will change at the time that the remaining funds are disbursed and will impact future operations.

In October 1999 the Partnership refinanced the $9.67 million loan on Pelican Sound with a new mortgage loan of $13.0 million. Approximately $3.11 million of the new mortgage financing was not disbursed at closing, but was disbursed on December 30, 1999 and placed into cash reserves. The debt service requirements for this additional amount of debt did not impact historical operations in the financial statements, but will have an impact on future operations.

Liquidity

At December 31, 1999 there was approximately $4.57 million of cash and cash equivalents and $17,000 of escrow deposits resulting in $4.6 million of liquidity. The Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity. The cash balance averaged $2.46 million during the year.

Cash increased approximately $2,703,000 during 1999 as shown on the Statements of Cash Flows. Escrow deposits increased $48,000 from the prior year balance.

Cash flow of $1,128,000 was generated by operating activities during 1999 as shown on the Statements of Cash Flows in the annual financial statements. The 1999 cash flow was used to make cash distributions to the partners of $670,000, of which $74,000 (11.0%) was considered to be portfolio income subject to income taxes. (Investment interest expense of $119,000 was available in 1999 to offset all of the portfolio income for income tax purposes.) The balance of the cash flow provided by operations was used to pay $430,000 of additions to the properties. There was a net addition to cash reserves from the refinancing of Pelican Sound of $2,679,000 consisting of the new mortgage loan of $13,000,000 offset by the pay off of the balance of the prior Pelican Sound mortgage note and other regular mortgage loan payments which together total $9,896,000 and debt issue costs of $425,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's needs.

Short-term obligations total $4.05 million, consisting of $633,000 of current liabilities, $384,000 of mortgage principal liabilities, and $3,040,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to the partners. Investment property operations generated a profit in 1999 of $1,272,000 (before depreciation and amortization of $1,073,000) compared to $1,229,000 in 1998.

The Partnership intends, but is not required, to continue to declare quarterly cash distributions in 2000 to the Limited Partners at the rate of $12.50 per Interest (5.0% per annum on the original capital investment of $1,000 per Interest). This intention will require cash distributions to the limited partners of approximately $670,000 during 2000. Through December 31, 1999 the Partnership distributed approximately $13.2 million (73% of original capital) to the Limited Partners since inception. Cumulative cash distributions range from $720 (72%) to $867 (87%) per $1,000 Interest of an original holder depending upon the date of purchasing the Interest.

The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of $2.1 million over the next five years. These obligations should be satisfied by cash generated from operations. In the year 2003 the Town Place mortgage note requires a balloon payments that will total $6.0 million. The Meadows II mortgage is due in year 2005 and requires a final payment of $5.7 million. It is anticipated that both properties will be sold or refinanced prior to the maturity dates in 2003 and 2005.

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

The mortgage notes on Town Place and The Meadows II bear interest at 8.25% an 7.25% respectively. Both loans are due in three to five years (in 2003 and 2005). The Partnership is exploring the possibility of refinancing both mortgage loans during 2000 if lower interest rates are available. Additional proceeds from the refinancings in excess of the existing mortgage debt would provide additional liquidity.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Capital Resources

At December 31, 1999 no material commitments existed to acquire additional property or to make capital expenditures. However, a material short-term obligation exists of approximately $3.0 million payable to the General Partner for deferred fees. The anticipated source of funds to pay this obligation is the proceeds received from refinancing the mortgage loans on Town Place and The Meadows II.

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

As a result of suggestions recently received from limited partners, however, the General Partner will further increase efforts during 2000 to attract a reasonable offer for any or all of the properties subject to the availability of a suitable exchange and shall report to the Limited Partners on the results of those exchange efforts.

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

The Partnership did not have any material expenditures in 1999 for environmental capital projects or for operation and maintenance of environmental protection facilities. The Partnership estimates that during 2000 and 2001 no material amount will be spent on capital projects for environmental protection.

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

Impact of Year 2000 Compliance

In prior years, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the General Partner completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in the economy and the Partnership continues to seek ways to mitigate its impact. To the extent permitted by competition, in general the Partnership passes increased costs on to its residents by increasing asking rents over time. Operating revenue associated with rental properties reported in the Partnership's financial statements have increased in the last year from $6.47 million in 1998 to $6.49 million in 1999 (a 3.1% increase). The increased revenue is due to an increase in asking rents offset by a decrease in occupancy. The gross potential rent increased from $6,850,000 in 1998 to $7,020,000 in 1999, a 2.5% increase. Occupancy decreased from 91.9% in 1998 to 90.0% in 1999. The changes in gross potential rent and in occupancy at each location follows:

Pelican Sound gross potential rent increased from $2,831,000 in 1998 to $2,894,000 in 1999 (a 2.2% increase). Occupancy decreased from 93.1% in 1998 to 91.8% in 1999.

The Meadows II gross potential rent increased from $2,265,000 in 1998 to $2,329,000 in 1999 (a 2.8% increase). Occupancy decreased from 89.6% in 1998 to 86.5% in 1999.

Town Place gross potential rent increased from $1,754,000 in 1998 to $1,796,000 in 1999 (a 2.4% increase). Occupancy decreased from 92.8% in 1998 to 91.5% in 1999.

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

The Partnership's investment in the Apartments currently owned was made between January 1989 and November 1993. The various Apartments were constructed over a period of time ranging from 1975 to 1987. The Apartments have an estimated remaining useful life ranging up to 24 years for buildings and improvements as of December 31, 1999. Carpeting, appliances, and other furnishings and equipment are depreciated over five years for financial statement purposes. Capitalized additions acquired in prior years will, of course, be replaced at higher costs but this will take place over many years. These new assets will result in higher depreciation charges; but in many cases, due to technological improvements, there should be operating cost savings as well. It is not the intention of the Partnership to hold the investment properties until fully depreciated economically. The Partnership considers these matters in setting its pricing policies with respect to asking rents.

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

Conversely, inflation which results in higher real estate values could serve to enhance the Partnership's revenues, particularly to the extent that when the Partnership elects to sell the Apartments it is thereby able to do so at higher prices.
Inflation had no material effect on the results of operations in 1999 and 1998.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)     Directors and Executive Officers.

Neither the Partnership nor Decade Companies, its General Partner, has a Board of Directors.

The names, ages and business experience of the general partners of Decade Companies are as follows:

Mr. Jeffrey Keierleber (age 46), is a licensed real estate broker and securities agent. He is the sole Director of the Corporate General Partner for various limited partnerships and serves as a co-General Partner in the public limited partnerships sponsored by Affiliates of Decade Companies, and he is a General Partner in all of the non-public limited partnerships sponsored by Affiliates of Decade Companies. Mr. Keierleber is a shareholder, officer, and director of a number of privately held and affiliated corporations.

Decade 80, Inc., a corporation wholly owned by Mr. Keierleber, was admitted as a general partner of the General Partner in December 1992. Mr. Keierleber is the sole director and President of Decade 80, Inc. and Mr. Michael G. Sweet is its Secretary.

(b)     Significant employees.

The names, ages and business experience of significant employees of the General Partner and its affiliates are as follows:

Mr. Steven Cooper (age 55), is a Certified Property Manager and has served as Vice-President of Decade Properties, Inc. since 1989.

Mr. Michael G. Sweet (age 50), is a Certified Public Accountant and has served as the Controller of Decade Companies and Partnership Manager of the Decade-sponsored partnerships since 1982, and as an officer and/or director of various affiliated entities since 1988.

(c)     Family relationships.

There is no family relationship between any of the foregoing individuals.

(d) Involvement in certain legal proceedings.  None.

(e) Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Partnership's directors, its executive officers, and any persons holding more than 10% of the Partnership's Interests are required to report their initial ownership of the Partnership's Interests and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Partnership is required to disclose any failure to file by those dates. The Partnership believes that all of these filing requirements were satisfied during the year ended December 31, 1999. In making these disclosures, the Partnership has relied solely on representations of those persons it knows to be subject to the reporting requirements and copies of the reports that they have filed with the SEC.




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

Persons who are the beneficial owners of more than five percent of the voting securities as of March 30, 2000 are:


     (1)             (2)             (3)                (4)

Title of Class    Name and          Amount and     Percent of Class
                 Address of        Nature of
                 Beneficial        Beneficial
                 Owner             Owner

Limited Partner  Jeffrey Keierleber 2,588.58        19.317%
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

(c) Changes in control.  None.

Item 12.  Certain Relationships and Related Transactions

Decade Companies, the General Partner of the Partnership, was reimbursed for expenses of $133,470 in 1999 and $118,091 in 1998. Additional interest earned on deferred acquisition fees of $0 in 1999 and $73,402 in 1998 were recorded.

Decade Properties, Inc., wholly-owned by Jeffrey Keierleber, the Managing General Partner of Decade Companies, the General Partner of the Partnership, manages the Apartments. During the last two years Decade Properties, Inc. earned property management fees of $506,915 in 1999 and $501,962 in 1998, reimbursed expenses of $879,468 in 1999 and $879,964 in 1998 including the site property management staff, and interest on real estate sales commissions of $28,588 in 1999 and $28,588 in 1998 (earned but not paid, and payment is subordinated as set forth in the Partnership Agreement).

The Partnership is required to pay a distributive share of cash flow to the General Partner. When and as quarterly cash distributions are made to the Limited Partners, 99% of all distributable cash, as defined in the Agreement of Limited Partnership, will be distributed to the Limited Partners and 1% to the General Partner. Distributions of $3,201 were paid to the General Partner during 1999 compared to none in 1998. Distributions to the General Partner of $3,975 were accrued during 1999, compared to $3,201 in 1998.

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

Item 13.  Exhibits and Reports on Form 8-K

(a)     Exhibits and Index of Exhibits and
(b)     Description of Exhibits

                                   Description

     Exhibit 3Articles of Incorporation and By-laws

(3.1)Certificate of Limited Partnership Agreement (previously filed with Form 8/A).

                    (3.2)Adoption of Section 8.6 Fair Price Provision (previously filed with Schedule 14A proxy statement dated December 13, 1996).

     Exhibit 10Forms of Material Contracts

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

                    (10.18)Reserve Fund Agreement between Partnership and Associated Bank Milwaukee (previously filed with Form 8-K dated March 26,
1999).

                    (10.19)Payment Amount/Frequency Modification between Partnership and Associated Bank Milwaukee (previously filed with Form 8-K dated March 26, 1999).

                    (10.20)Mortgage Note between Partnership and Republic Bank (filed herewith).

                    (10.21)Mortgage between Partnership and Republic Bank (filed herewith).

                    (10.22)Assignment of Rents, Leases, Contracts, Accounts Receivable, Accounts and Deposit Accounts between Partnership and Republic Bank (filed herewith).

                    (10.23)Loan Agreement between Partnership and Republic Bank (filed herewith).

                    (10.24)Security Agreement between Partnership and Republic Bank (filed herewith).

                    (10.25)Subordination Agreement between and Partnership and Republic Bank (filed herewith).

                    (10.26)Environmental Compliance and Indemnity Agreement between Partnership and Republic Bank (filed herewith).

                    (10.27)Agreement to Provide Insurance between Partnership and Republic Bank (filed herewith).

                    (10.28)Anti-Coercian Letter executed by Partnership (filed herewith).

                    (10.29)Agreement Waiving Right to Jury Trial between Partnership and Republic Bank (filed herewith).

                    (10.30)Mortgage Refinancing Services Agreement between Partnership and Decade Properties, Inc. (filed herewith).

     Exhibit 16Letter regarding change in certifying accountant.

                    Letter of Ernst & Young, LLP to the Securities and Exchange Commission dated December 18, 1998 (previously filed with Form 8-K dated December 17, 1998).

     Exhibit 27Financial Data Schedule (filed herewith) *

     * copy available to Limited Partners upon request.

(c)     Financial Data Schedule.

A Financial Data Schedule was submitted in the electronic format prescribed by the EDGAR Filer Manual setting forth the financial information specified in the applicable table in the Appendixes to this item.

(d)Reports on Form 8-K filed in the fourth quarter of 1999:

     None.

       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Decade Companies Income Properties
                                     (Registrant)

                                   Decade
Companies                                                    General Partner

March 30, 2000  By/s/ Jeffrey L. Keierleber
Dated      Jeffrey L. Keierleber, General Partner of
Decade                       Companies

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed in the capacities and on the dates indicated.

March 30, 2000  By/s/ Jeffrey L. Keierleber
Dated      Jeffrey L. Keierleber, Principal
Executive                           Officer and Principal Financial and
Accounting                         Officer of the Registrant

ANNUAL REPORT ON FORM 10-KSB

ITEM 7

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 1999

DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP

BROOKFIELD, WISCONSIN


DECADE COMPANIES
INCOME PROPERTIES
Brookfield, Wisconsin

FINANCIAL STATEMENTS

Including Independent Auditors' Report

December 31, 1999 and 1998

DECADE COMPANIES INCOME PROPERTIES


TABLE OF CONTENTS
December 31, 1999 and 1998

Independent Auditors' Report     1

Balance Sheet     2

Statements of Operations     3

Statements of Partners' Capital (Deficit)     4

Statements of Cash Flows     5

Notes to Financial Statements     6 - 14


INDEPENDENT AUDITORS' REPORT

The Partners of
Decade Companies Income Properties - A Limited Partnership
Brookfield, Wisconsin


We have audited the accompanying balance sheet of Decade Companies Income Properties - A Limited Partnership (the Partnership) as of December 31, 1999, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test bases, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decade Companies Income Properties - A Limited Partnership as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

     VIRCHOW, KRAUSE & COMPANY, LLP

Milwaukee, Wisconsin
January 26, 2000

DECADE COMPANIES INCOME PROPERTIES -
A LIMITED PARTNERSHIP

BALANCE SHEET
December 31, 1999


ASSETS

Cash and cash equivalents     $    4,570,655
Prepaid expenses and other assets              141,057
Escrow
deposits
         16,937
Investment properties, at cost
Land                 5,305,536
Buildings and improvements          23,974,211
Equipment                      3,066,408
                                          32,346,155
Less:  Accumulated depreciation                        (9,667,549)
                                              22,678,606
Deferred financing costs, net of accumulated amortization of $154,894
638,258

TOTAL ASSETS     $     28,045,513


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES

     Tenant security deposits     $     120,030
     Accounts payable            52,064
     Accrued real estate taxes          259,421
     Accrued interest payable            20,325
     Unearned rent              9,670
     Distributions payable          171,479
     Payables to affiliates                   3,886,106
     Mortgage notes payable                 25,857,814
          Total Liabilities                 30,376,909

PARTNERS' CAPITAL (DEFICIT)

     General Partner          (91,792)
     Limited Partners (Interest authorized - 18,000;
          Interests outstanding - 13,400.27)            (2,239,604)
          Total Partners' Capital (Deficit)            (2,331,396)

TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)            $     28,045,513


DECADE COMPANIES INCOME PROPERTIES -
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
Years Ended December 31, 1999 and 1998


                                             1999          1998
OPERATING REVENUE ASSOCIATED WITH
 INVESTMENT PROPERTIES
     Rentals     $     6,186,552     $     6,196,035
     Other         305,946             276,790
     Total Operating Revenue Associated with
     Investment Properties          6,492,498          6,472,825


OPERATING EXPENSES ASSOCIATED WITH
 INVESTMENT PROPERTIES
     Operating          2,439,144          2,474,158
     Administration             292,480             273,181
     Depreciation          1,005,261          1,060,439
     Interest, including amortization of financing costs
1,825,304          1,827,231
     Real estate taxes             731,257             734,909
     Total Operating Expenses Associated with
     Investment Properties          6,293,446          6,369,918
     Income from Operations of Investment Properties
199,052             102,907


OTHER PARTNERSHIP INCOME (EXPENSES)
     Interest income              74,534           109,459
     Interest on payables to affiliates            (28,588)          (101,990)
     Administrative expenses          (218,189)          (191,911)
     Net Other Partnership Expenses          (172,243)          (184,442)

     NET INCOME (LOSS)          26,809                   (81,535)

Net income (loss) attributable to General Partner (1%)
268                   (815)
Net income (loss) attributable to Limited Partners (99%)
26,541                   (80,720)
                                             26,809            (81,535)

Weighted average Limited Partnership Interests
outstanding          13,400.27               13,400.27

Net income (loss) per weighted average
Limited Partnership Interest                  1.98          (6.02)

DECADE COMPANIES INCOME PROPERTIES -
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
Years Ended December 31, 1999 and 1998

                                                    General      Limited
                                     Limited
Partners'         Partners'
                                     Partnership       Capital     Capital
                                     Interests     (Deficit)
(Deficit)         Total

BALANCES, December 31, 1997      $13,400.27     $(84,069)     $ (845,390)
$(929,459)
     Distributions to Partners          -0-         (3,201)
(670,016)      (673,217)

     Net loss for the year                      -0-            (815)
(80,720)        (81,535)

BALANCES, at December 31, 1998      13,400.27       (88,085)
(1,596,126)    (1,684,211)

     Distributions to Partners          -0-         (3,975)
(670,019)      (673,994)

     Net income for the year          -0-             268
26,541         26,809

BALANCES, at December 31, 1999      13,400.27      (91,792)     (2,239,604)
(2,331,396)

DECADE COMPANIES INCOME PROPERTIES -
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999 and 1998



1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)     $         26,809     $     (81,535)
Adjustments to reconcile net loss to net cash provided
by operating activities
Depreciation                1,005,261            1,060,437
Amortization of deferred financing costs                     67,777
65,352
Changes in operating assets and liabilities
Prepaid expense and other assets          8,154                (64,342)
Escrow deposits             107,817          59,623
Tenant security deposits                                1,027
(28,047)
     Accounts payable            (83,338)              79,073
     Unearned rent               9,670            (38,810)
     Accrued real estate taxes                   (6,684)             18,649
     Accrued interest payable                 (40,273)             23,381
     Payables to affiliates             31,703             10,146
     Net Cash Flows Provided by Operating Activities        1,127,923
1,103,927

CASH FLOWS FROM INVESTING ACTIVITIES
     Net additions to investment properties              (430,485)
(534,262)
     Net Cash Flows Used in Investing Activities         (430,485)
(534,262)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from mortgage note payable          13,000,000       6,589,201
     Additions to debt issue costs              (424,951)          (58,692)
     Payments on mortgage notes payable          (9,896,428)     (6,733,846)
     Distributions paid to Limited Partners             (670,017)
(670,016)
     Distributions paid to General Partner                  (3,201)
-0-
     Net Cash Flows Provided by (Used) in Financing
     Activities           2,005,403        (873,353)

Increase (Decrease) in Cash and Cash Equivalents           2,702,841
(303,688)

CASH AND CASH EQUIVALENTS - Beginning of Year      1,867,814      2,171,502

CASH AND CASH EQUIVALENTS - END OF YEAR $     4,570,655     $  1,867,814

See accompanying notes to financial statements.


DECADE COMPANIES INCOME PROPERTIES -
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND BASIS OF ACCOUNTING

     Organization

Decade Companies Income Properties - A Limited Partnership (the Partnership) was organized as a limited partnership under the laws of the State of Wisconsin pursuant to a certificate and an Agreement (the Agreement) of Limited Partnership dated June 6, 1985, for the purpose of investing primarily in residential and commercial real property. The Agreement terminates on or before December 31, 2005. The Partnership began operations June 9, 1986. The Partnership operates three residential apartment complexes located in Madison, Wisconsin, Clearwater, Florida, and St. Petersburg, Florida.

The Partnership consists of a General Partner, Decade Companies - A General Partnership (Decade Companies), of which Jeffrey Keierleber and Decade 80, Inc. are the general partners, and 1,202 Limited Partners at December 31, 1999.

     Basis of Accounting

The accompanying financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP), will differ from the income tax returns due to the different treatment of various items as specified by the Internal Revenue Code. The net effect of these accounting differences is as follows for 1999:



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Depreciation

Depreciation is computed by the straight-line method using estimated useful lives of 30 years for the buildings and improvements and 5 years for related equipment.

     Advertising

The Company expenses costs of advertising at the time incurred. Advertising expenses are immaterial.

     Investment Property

The Partnership evaluates investment properties periodically for indication of impairment, including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. Management is not aware of any indicator that would result in any significant impairment loss.

     Deferred Financing Costs

Deferred financing costs are amortized using the straight-line method over the term of the agreement (see Note 4) and are included as a component of interest expense in the financial statements.

     Fees to Affiliates

Fees related to the offering, organizational and acquisition stages of the Partnership paid to the General Partner or affiliates, and deferred interest related thereto, are limited to a maximum amount as defined in the Partnership Agreement and prospectus. The General Partner has earned the maximum amount of fees as of December 31, 1999 (see Note 6).

The Partnership Agreement provides for acquisition fees, mortgage placement and mortgage brokerage fees, property management fees and real estate sales commissions payable to the General Partner or affiliates of the General Partner. These fees are capitalized or charged to expense as follows:

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



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Mortgage Placement and Brokerage Fees

Fees for services rendered in locating potential borrowers and investigating their credit-worthiness for placement of mortgage loans are payable by the Partnership to the extent not paid by the mortgagor. Any fees paid by the Partnership will be charged to expense over the terms of the mortgage loans.

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

Pursuant to the Agreement, net income and losses from operations (exclusive of those from the sale of disposition of Partnership properties) are to be allocated 99% to the Limited Partners and 1% to the General Partner. In computing net income and losses from operations, depreciation expense is allocated differently to taxable and nontaxable entities.

Any gains from the sale or disposition of Partnership properties will be allocated: 1) 99% to the Limited Partners and 1% to the General Partner until the cumulative gains are equal to any losses from the sale or disposition of Partnership property for all prior periods; 2) to the Limited Partners until their cumulative gains equal the sum of all sales commissions, underwriting fees, and reimbursed syndication costs for the current year and all prior years, any losses from the sale or disposition of Partnership property for the current year and all prior years, and an amount equal to 6% per annum, cumulative and noncompounded, on the Limited Partners' capital investment minus prior distributions of cash available for distribution or the extent that prior distributions of sales proceeds exceed the Limited Partners' original capital investment ("priority return") from the inception of the Partnership to the end of the current year; 3) to the General Partner an amount equal to the distributions made to the General Partner under (iii)(b) below; 4) to the General Partner an amount equal to the distributions made to the General Partner pursuant to (iv) below; 5) to the Limited Partners until cumulative gains allocated to them are equal to (vi) below; and 7) to the General Partner until cumulative gains allocated to the General Partner are equal to (vii) below. Any losses from the sale or disposition of the Partnership properties will be allocated 99% to the Limited Partners and 1% to the General Partner.

Cash available for distribution, as defined in the Agreement, will be distributed 99% to the Limited Partners and 1% to the General Partner. Proceeds from the sale or disposition of Partnership properties, if any, remaining after repayment of any General Partner's loan and payment of deferred fees, will be distributed as follows: (i) to the Limited Partners, an amount equal to 100% of their original capital contribution minus any prior distributions; (ii) to the Limited Partners, an amount to provide their priority return; (iii) to the General Partner an amount equal to the greater of the excess of (a) its capital contribution over the sum of all prior distributions of sales proceeds or (b) 1% of such sales proceeds; (iv) in the case of the sale of any property in which brokerage services are actually performed by the General Partner or an affiliate, to the General Partner or an affiliate, an amount equal to its subordinated real estate commission (generally up to 3% of the aggregated selling price of all properties); (v) of the remaining proceeds, 88% to the Limited Partners; (vi) then, to the Limited Partners, the deficiency, if any, in return of capital plus a cumulative preference of 10% per annum on their capital investment; and (vii) to the General Partner, the remaining balance (not to exceed 12% of the proceeds remaining after the distributions in accordance with (i) through (iv) above).

     Net Loss Per Limited Partnership Interest

Net loss per Limited Partnership Interest is based on 99% of net loss as allocated to the Limited Partners divided by the weighted average number of Interest outstanding during the year.

NOTE 3 - INVESTMENT PROPERTIES

Investment properties owned at December 31, 1999 are as follows:


A reconciliation of the cost and accumulated depreciation of the investment properties at December 31, 1999 follows:

The aggregate cost of the investment properties for federal income tax purposes is $29,367,296 because the acquisition fees and sales commission payable to the General Partner are capitalizable for financial reporting purposes only. The accumulated depreciation for federal income tax purposes was $8,963,606 at December 31, 1999.

NOTE 4 - MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following at December 31, 1999:

The Meadows II, Town Place and Pelican Sound Apartments investment properties and all associated operating revenues are pledged as collateral for the mortgage notes payable. Interest paid with respect to the mortgage notes and other indebtedness was $1,808,067 and $1,738,496 in 1999 and 1998, respectively. During 1998, the Meadows II mortgage was refinanced totaling $9,150,000; as of December 31, 1999, $2,560,799 of the proceeds remains undrawn and available. During 1999, the Pelican Sound mortgage was refinanced totaling $13,000,000. Aggregate annual maturities of the mortgage notes payable for the five years subsequent to December 31, 1999 are as follows:

NOTE 5 - INCOME TAXES

The Partnership pays no income taxes. Partnership losses or income and taxes attributable thereto will be the responsibility of the various Partners.

Differences between the net income (loss) as reported herein and net income
(loss) reported for federal income tax purposes arise from temporary differences related to depreciation, disposition of investment property and accrual-basis adjustments. The following is a reconciliation of reported net loss and net loss reported for federal income tax purposes.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

Decade Companies and its general partner are general partners for other limited partnerships which have invested in real estate. The Partnership also shares certain management and accounting employees and other expenses with entities that are controlled by Decade Companies and its general partner. The Partnership has executed certain contracts providing for the following fees payable to the General Partner or to affiliates of the General Partner.

     Decade Companies

In accordance with restrictions set forth in the Partnership Agreement and prospectus, the General Partner reviewed the calculations of front-end fees allowed under the Limited Partnership Agreement during 1998 and calculated additional interest on acquisition fees of $73,402 payable to the General Partner. The additional interest expense representing amounts incurred for 1998 has been included with interest expense in the financial statements. No additional front-end fees were allowed under the Limited Partnership Agreement during 1999. Acquisition fees of $2,243,785 are payable to Decade Companies at December 31, 1999 and 1998. Such fees were capitalized as part of the cost of the investment properties. Accrued interest on these fees was $667,826 at December 31, 1999 and 1998.

In addition, mortgage placement fees of $90,246 are payable to Decade Companies at December 31, 1999 and 1998.

     Decade Properties, Inc.

Decade Properties, Inc. (Decade Properties) earned the following amounts from the Partnership: property management fees ($506,915 - 1999; $501,962 - 1998) and interest on real estate sales commissions $28,588 - 1999; $28,588 - 1998).

Real estate sales commissions of $440,700 are payable to Decade Properties at December 31, 1999 and 1998. Accrued interest on these fees was $404,968 and $376,380 at December 31, 1999 and 1998, respectively. The payment of these fees is subordinated to the Limited Partners as detailed in the Partnership Prospectus.

In addition, other miscellaneous amounts are payable including payroll reimbursement and property management fees totaling, $38,581 and $35,467 at December 31, 1999 and 1998, respectively.

Deferred fees payable to affiliates bear interest at the minimum rate required under the Internal Revenue Code (the Code) to avoid imputed interest under the Code and is payable only from sales proceeds, partnership operations or cash reserves. However, as described above and in Note 2, interest earned on certain deferred fees is subject to the limitations of the Limited Partnership Agreement.

Reimbursed expenses paid to the General Partner or affiliates of the General Partner on behalf of the Partnership were as follows: Decade Companies ($133,470 - 1999; $118,091 - 1998) and Decade Properties ($879,468 - 1999;
$879,964 - 1998).

NOTE 7 - FAIR VALUES OF FINANCIAL INSTRUMENTS
     Cash and Cash Equivalents

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Long-Term Debt

The carrying amount reported in the balance sheet for mortgage notes payable approximates its fair value.

NOTE 8 - CONTINGENCIES

     Bank Balances in Excess of Insured Limits

The Company had bank deposits in excess of federally insured limits totaling $4,262,674 as of December 31, 1999.

Exhibit Number 10.20

NOTE

$13,000,000.00

Pinellas County, Florida
October 5, 1999

FOR VALUE RECEIVED, the undersigned, DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida (the "Borrower"), promises to pay to the order of REPUBLIC BANK, a Florida banking corporation (the "Lender"), the principal sum of THIRTEEN MILLION AND N0/100 DOLLARS ($13,000,000.00), together with interest on the principal balance remaining unpaid from time to time at the rates set forth below.

Term. The term of this Note shall be from the date of this Note through and including the date exactly seven (7) years from the date hereof (the "Term"). The last day of the Term will be sometimes referred to below as the "Maturity Date".

Interest. The principal balance of this Note remaining unpaid from time to time shall bear interest from the date of this Note through and including the Maturity Date at the rate of SEVEN AND
50/100 PERCENT (7.50%) per annum.

Payments. Principal and interest shall be due and payable and shall be paid at 111 Second Avenue Northeast, St. Petersburg, Florida 33701, ATTN: Commercial Loan Department, or at such other place as the Lender may designate from time to time as follows:

(i) Monthly Payments. In equal monthly installments of principal and interest in the amount of NINETY SIX THOUSAND NINE HUNDRED FIFTY ONE AND 85/100 DOLLARS ($96,951.40) each, commencing on the date exactly one (1) month following the date of this Note, and on the same day of each succeeding month thereafter through and including the same day of the month next preceding the Maturity Date.

(ii) Maturity Date. On the Maturity Date, all indebtedness evidenced by this Note (whether unpaid principal, accrued interest or otherwise) that remains unpaid shall be due and payable and shall be paid.

Each installment of principal and interest under subparagraph (i) above shall be credited first on account of the interest then accrued on said principal remaining unpaid, and then in reduction of said unpaid principal.

Manner of Calculation. Interest shall be calculated on the basis of a three hundred sixty (360) day year for actual days elapsed.
Interest will be charged on the principal balance of the Loan that remains outstanding from time to time.

Interest Limitation. Notwithstanding any other provision of this Note or of any instrument securing this Note or any other instrument executed in connection with the loan evidenced hereby (the "Loan"), it is expressly agreed that the amounts payable under this Note or under the other aforesaid instruments for the payment of interest or any other payment in the nature of or which would be considered as interest or other charge for the use or loan of money shall not exceed the highest rate allowed by law, from time to time, to be charged by Lender. In the event the provisions of this Note or of any instruments referred to in this paragraph, regarding the payment of interest or other payments in the nature of or which would be considered as interest or other charge for the use or loan of money operate to produce a rate that exceeds such limitation, then the excess over such limitation will not be payable and the amount otherwise agreed to have been paid shall be reduced by the excess so that such limitation will not be exceeded, and if any payment actually made shall result in such limitation being exceeded, the amount of the excess shall constitute and be treated as a payment on the principal hereof and shall operate to reduce such principal by the amount of such excess, or if in excess of the principal indebtedness, such excess shall be refunded.

Late Charge. Any installment not received within ten (10) days when due shall be subject to, and it is agreed that the Lender shall collect thereon and therewith a "late charge" in the amount of five percent (5%) of the payment upon each such delinquent installment. Said "late charge" shall be immediately due and payable and shall be paid by the Borrower without notice or demand of the holder hereof.

Prepayment. Except as provided below, which shall control and prevail, Borrower shall have the option of prepaying all or any part of the principal of this Note at any time during the term of this Note, without notice, premium or penalty for the privilege of such prepayments. The Lender may require that any partial prepayments be made on the date payments are due. Any partial prepayments shall not postpone the due date of any subsequent monthly installments or change the amount of such installments, unless the Lender shall otherwise agree in writing. In the event of any full prepayment, all accrued interest and other charges evidenced by this Note and the instruments of security for this Note shall be paid at the same time as such full principal prepayments. Notwithstanding the foregoing, there shall be a prepayment penalty equal to one percent (1%) calculated on the unpaid principal balance of this Note, if this Note is prepaid, in whole or in part, at any time during the first four (4) years during the term of this Note (the "Prepayment Penalty"). Provided however, the Prepayment Penalty shall not apply if:

(i) The Borrower sells the Pelican Sound Apartments (the
"Property"), which serves as collateral for this Note, in a bona fide, arm's length transaction; and

(ii) This Note and all other loan documents evidencing and/or securing the Loan are fully current with no defaults existing thereunder at the time of such sale.

There shall be no Prepayment Penalty for prepayment after the first four years of the term of this Note for any reason. Further, no Prepayment Penalty shall be due in connection with any prepayment occurring as a result of the application of insurance proceeds or condemnation awards.

Consent and Waive. Each Obligor (which term shall mean and include the Borrower, each guarantor, each endorser, and all others who may become liable for all or any part of the obligations evidenced and secured hereby), does hereby, jointly and severally: (a) consent to any forbearance or extension of the time or manner of payment hereof and to the release of all or any part of any security held by the Lender to secure payment of this Note and to the subordination of the lien of the mortgage and any other instrument of security securing this Note as to all or any part of the property encumbered thereby, all without notice or consent of that party; (b) agree that no course of dealing or delay or omission or forbearance on the part of the Lender in exercising or enforcing any of its rights or remedies hereunder or under any instrument securing this Note shall impair or be prejudicial to any of the Lender's rights and remedies hereunder or to the enforcement hereof and that the Lender may extend or postpone the time and manner of payment and performance of this Note and any instrument securing this Note, may grant forbearances and may release, wholly or partially, any security held by the Lender as security for this Note and release, partially or wholly, any person or party primarily or secondarily liable with respect to this Note, all without notice to or consent by any party primarily or secondarily liable hereunder and without thereby releasing, discharging or diminishing its rights and remedies against any other party primarily or secondarily liable hereunder; and (c) except as otherwise set forth in this Note and the instruments of security for this Note, waive notice of acceptance of this Note, notice of the occurrence of any default hereunder or under any instrument securing this Note and presentment, demand, protest, notice of dishonor and notice of protest and notices of any and all action at any time taken or omitted by the Lender in connection with this Note or any instrument securing this Note and waives all requirements necessary to hold that party to the liability of that party.

Events of Default. The happening of any of the following events shall constitute a default hereunder: (a) failure of any Obligor to pay any principal, interest or any other sums required hereunder when due under this Note; or (b) a default shall occur in any instrument securing this Note or in any other instrument executed in connection with the Loan evidenced hereby, which is not cured within the applicable curative period set forth in such instruments.

Acceleration. If a monetary default shall occur hereunder (the default specified in (a) next above) which is not cured within thirty (30) days, or if a nonmonetary default shall occur hereunder (the default specified in (b) next above) and remains uncured for thirty (30) days or more following provision of written notice to Borrower from Lender specifying with particularity such event of nonmonetary default (or, if such nonmonetary default cannot be reasonably cured within the thirty
(30) day period, if Borrower does not commence to cure such nonmonetary default within such thirty (30) day period or thereafter fails to diligently and continuously proceed to cure such nonmonetary default), then at the option of the Lender, the entire principal sum then remaining unpaid and accrued interest shall immediately become due and payable without notice or demand, and said principal shall bear interest from such date at the highest legal rate permitted by law, from time to time, to be charged by Lender; it being agreed that interest not paid within ten (10) days of when due shall, at the option of the Lender, draw interest at the rate provided for in this paragraph. Failure to exercise the above options shall not constitute a waiver of the right to exercise the same in the event of any subsequent default.

Attorneys' Fees. All parties liable for the payment of this Note agree to pay the Lender reasonable attorneys' fees and costs, whether or not an action be brought, for the services of counsel employed after maturity or default to collect this Note or any principal or interest due hereunder, or to protect the security, if any, or enforce the performance of any other agreement contained in this Note or in any instrument of security executed in connection with this Loan, including costs and attorneys' fees on any appeal, or in any proceedings under the National Bankruptcy Code or in any post judgment proceedings. Notwithstanding anything contained in this Note, the instruments of security, or any other documents executed in connection therewith to the contrary, the Borrower hereby expressly waives its statutory right under Section 57.105(2) of the Florida Statutes to receive attorneys' fees in any cause of action or other litigation based in whole or in part, directly or indirectly, upon the foregoing documents. Such waiver by the Borrower constitutes a material inducement for the Lender to make the Loan to the Borrower.

Waiver of Jury Trial. Borrower hereby voluntarily and irrevocably waives the right to a trial by jury in connection with any litigation, action or cause of action arising out of or by virtue of (i) this instrument; or (ii) any other agreement or document executed or contemplated to be in connection with the Loan evidenced or secured hereby, or incident hereto; or (iii) any course of conduct, course of dealing, representation, statement or other action of any party in connection with the Loan. The parties to the Loan have discussed this waiver, have agreed that it is an essential and material part of their agreement concerning the Loan, and that no officer or representative of Lender has the authority to modify, orally or in writing, the terms of this paragraph. This agreement shall be binding on the borrower, and, if applicable, on all Obligors as defined herein, and constitutes a material inducement for Lender entering into the loan transaction.
Set Off.   The Obligors shall have no right of set off against
the Lender under this Note or under any instruments securing this Note or executed in connection with the loan evidenced hereby. Upon an uncured event of default, the Lender, however, shall have the right, immediately and without further action by it, to set off against this Note all money owed by the Lender in my capacity to each or any Obligor, whether or not due, but only if such monies are in an account with Lender and were derived from the operations at the Property.

Florida Law. This Note is executed under seal and constitutes a contract under the laws of the State of Florida, and shall be enforceable in a Court of competent jurisdiction in that State, regardless of in which State this Note is being executed.

Headings. The headings of the paragraphs contained in this Note are for convenience of reference only and do not form a part hereof and in no way modify, interpret or construe the meaning of the parties hereto.

Documentary Stamps. Documentary stamps in the amount required by Florida law have been purchased and affixed to the mortgage of even date that secures this Note.

Nonrecourse Note. This Note is a nonrecourse Note, and anything herein to the contrary notwithstanding, (but except as provided below), the Lender agrees, for itself, its representatives, successors, endorsees and assigns, that: (i) neither the Borrower, nor any general or limited partner, officer, director, representative, successor, assign or affiliate of the Borrower, shall be personally liable on this Note; and (ii) in the event of default hereunder, the Lender (and any such representative, successor, endorsee or assignee) shall look to the property encumbered by the Mortgage and/or the other instruments of security that secure this Note (collectively, with the Mortgage, the "Instruments of Security") for payment of this Note, and will not make any claim or institute any action or proceeding against the Borrower (or any general or limited partners, officers, directors, representatives, successors, assigns or affiliates of the Borrower) for any deficiency remaining after collection of the Instruments of Security. Provided however, and notwithstanding the foregoing, the Borrower is and will remain personally liable for any deficiency remaining after collection of the Instruments of Security to the extent of any loss suffered by Lender, or its representatives, successors, endorsees or assigns, if such loss is caused by Borrower based in whole or in part upon:

(i)  Damages arising from any fraud or misrepresentation;

(ii) Misapplication or misappropriation of insurance proceeds, condemnation proceeds, tenant security deposits, rent or other funds due Lender under the Instruments of Security;

(iii) Damage to or waste of the Property, or damage to the Property resulting from gross negligence or intentional acts;

(iv)  Failure to pay taxes or other Property-related liens;
and/or

(v) Damages arising from the existence of hazardous or toxic substances, or the failure to comply with any and all environmental laws.

Identification. This Note consists of seven (6) pages, all but the last two (2) of which have been signed only for identification by Jeffrey Keierleber, the Managing General
Partner of the sole General Partner of the Borrower, on behalf of the Borrower.

THE UNDERSIGNED ACKNOWLEDGES THAT THE LOAN EVIDENCED HEREBY IS
FOR COMMERCIAL PURPOSES ONLY AND NOT FOR PERSONAL, FAMILY OR
HOUSEHOLD PURPOSES.

Signed, sealed and delivered
in the presence of:

/s/ Nydia I. McLean
/s/ Jennifer Dzieminski
As to Borrower

BORROWER:

DECADE COMPANIES INCOME PROPERTIES -
A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida, by its sole general partner:

By: DECADE COMPANIES, a Wisconsin general
    partnership, by its managing general partner:
By: /s/ Jeffrey Keierleber
    JEFFREY KEIERLEBER

STATE OF WISCONSIN
COUNTY OF MILWAUKEE

The foregoing instrument was acknowledged before me this 4th day of October, 1999, by JEFFREY KEIERLEBER, as Managing General Partner of DECADE COMPANIES, a Wisconsin general partnership, the sole partner of DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida, on behalf of said limited partnership.

Personally Known X, OR Produced Identification
Type of Identification Provided

/s/ Mary Neese Fertl
SIGNATURE

Mary Neese Fertl.
NAME LEGIBLY PRINTED,
 TYPEWRITTEN OR STAMPED

(SEAL) NOTARY PUBLIC

My Commission is permanent

THIS INSTRUMENT PREPARED BY:
David R. Punzak, Esq.
CARLTON, FIELDS, WARD, EMMANUEL,
SMITH & CUTLER, P.A.
P. 0. Box 2861
St. Petersburg, Florida 33731

Exhibit Number 10.21

MORTGAGE

THIS MORTGAGE is executed this 5th day of October, 1999, by DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida (the "Borrower"), in favor of REPUBLIC BANK, a Florida banking corporation (the "Lender"), and is made in reference to the following facts:
(A) On or about the date hereof, the Lender has made a loan to the Borrower in the original principal amount of THIRTEEN MILLION AND N0/100 DOLLARS ($13,000,000.00) (the "Loan"). The Loan is evidenced by a promissory note, which will sometimes be referred to herein as the "Note", the terms and provisions of which are incorporated in and made a part hereof. The Note bears interest at the rate stated therein, provides for payments of principal and interest in the manner stated therein, and has a maturity date of seven (7) years from the date hereof.

(B) Lender is desirous of securing the prompt payment of the Note, and any additional indebtedness accruing to the Lender on account of any future payments, advances, or expenditures made by the Lender or on account of any other indebtedness incurred in connection with this Mortgage or any other instrument securing the Note as set forth herein.

NOW, THEREFORE, for and in consideration of Lender making the aforesaid Loan to Borrower and for other good and valuable consideration, and to secure the payment of the aforesaid indebtedness, the Borrower does hereby grant, bargain, sell, alien, remise, convey and confirm unto the Lender all that certain land, and all structures, buildings and improvements thereon, of which Borrower is now seized and in possession, situate in Pinellas County, Florida, more particularly described in Exhibit "A" attached hereto and by this reference made a part hereof.

TOGETHER WITH all and singular the tenements, hereditaments and appurtenances and all structures, buildings and improvements of every kind and description now or hereafter on said land, and all heretofore or hereafter vacated alleys and streets abutting the said land, and all riparian and littoral rights, easements, rights, rents, royalties, mineral, oil and gas rights and profits, water, water rights and water stock appurtenant to the said land, and Borrower's interest in all fixtures, machinery, equipment, building materials, appliances and goods of every nature whatsoever now or hereafter located in, or on, or used, or intended to be used in connection with the said land, improvements and appurtenances including, but not limited to those for the purposes of supplying or distributing heating, cooking, electricity, gas, water, air and light; and all elevators and related machinery and equipment, plumbing, bath tubs, water heaters, sinks, and other plumbing fixtures, ranges, stoves, refrigerators, dishwashers, disposals, washers, dryers, awnings, storm windows, storm doors, screens, blinds, shades, curtains, carpet, attached floor covering, furniture, antennae, trees and plants, all of which including replacements and additions thereto, shall be deemed to be and remain a part of the real property covered by the Mortgage.

FURTHER TOGETHER WITH all rents, issues, income, profits and all accounts receivable generated through the use by Borrower or others of the real or personal property encumbered by this Mortgage, including any such rents, issues, income, profits and all accounts receivable of any business activity conducted by Borrower on or through the use of such property; and the proceeds of all of the foregoing.

All of the above described property and interests will sometimes be referred to herein as the "Property".

TO HAVE AND TO HOLD the Property unto the Lender and its successors and assigns forever.

The Borrower hereby covenants and agrees with and warrants to the Lender as follows: (i) that the Borrower is the absolute fee simple owner of the Property excepting leased items, if any, disclosed in a Lien Affidavit (the "Affidavit") executed by Borrower and presented to Lender on even date herewith; (ii) that the Property is and will remain free and clear of all encumbrances excepting covenants, restrictions, easements and reservations disclosed in a Lender title insurance binder as endorsed, described in the Affidavit, except as permitted by this Mortgage; (iii) that Borrower has full power and lawful right to mortgage and convey the Property; (iv) that no delinquency exists with respect to the payment of any taxes, assessments, water or sewer charges or other governmental impositions of any kind levied or assessed on the Property; (v) that it shall be lawful for the Lender at all times to peacefully enter upon, hold, occupy and enjoy the Property and every part thereof; (vi) that Borrower will make such further assurances to protect the fee simple title to the Property in the Lender as may be reasonably required; and (vii) that Borrower does hereby fully warrant the title to the Property and will defend the same against the lawful claims of all persons whomsoever.

And the Borrower does hereby further covenant and agree with and promise to the Lender as follows:

1. Payment. Borrower shall strictly and fully comply with all provisions of this Mortgage and of the Note secured hereby and with the provisions of any other instrument securing the Note. Borrower shall promptly pay Lender all sums of money evidenced by the Note as well as all sums of money required by this Mortgage and in any other instrument securing the Note, on the days, respectively, the same severally become due.

2. Escrow for Taxes. Upon an uncured event of default, the Lender may require at any time that escrow payments as to taxes and assessments be paid to it by the Borrower, during the term of this Mortgage. In such event, the Borrower shall pay to Lender, to the extent requested by the Lender, on dates upon which interest is payable or as otherwise directed by the Lender such amounts as Lender from time to time estimates is necessary to create and maintain a reserve fund from which to pay, before the same become due, all taxes and governmental assessments relating to the Property and as additional security for the debt secured by this Mortgage. Said payments may be, at the discretion of the Lender, a monthly sum and amount equal to one-twelfth (1/12) of the estimated annual taxes and assessments upon the Property, as the amount thereof is reasonably determined from time to time by Lender. In the event such monthly escrow payments are insufficient to pay for said taxes and assessments when due, Lender may demand of Borrower that the amount of such payments be increased and/or Lender may demand that the difference be paid to it by the Borrower, and Borrower shall immediately comply with such demands. Interest shall be due to Borrower on such deposits. Payments from said reserve fund for said purposes may be made by the Lender at its discretion even though subsequent owners of the Property described herein may benefit thereby. In the event of any default under this Mortgage which is not cured within the curative period set forth herein Lender at its discretion and option may apply all or any part of said reserve fund to the indebtedness hereby secured. In refunding any part of said reserve fund, the Lender may deal with whomsoever is represented to be the owner of the Property at that time. Provided however, at all times during the term of this Mortgage: (i) Borrower shall provide to Lender documentary evidence that all insurances required by this Mortgage have been prepaid (within fifteen (15) days of the prepayment of the same); and (ii) Lender shall permit Borrower to obtain the maximum possible discount for payment of the taxes on the Property.

3. Taxes. Borrower shall, during the term of this Mortgage, pay all taxes, assessments and encumbrances of every nature that may for any and all purposes be payable, assessed or imposed on the Property, or any part thereof, or the income therefrom, and upon this Mortgage and the Note, or the money secured and evidenced thereby, and shall pay them before the delinquency thereof and receipts evidencing payment of said taxes, assessments, levies and encumbrances if requested by Lender, shall be deposited with the Lender on or before February 28th of each succeeding year during the term of this Mortgage. Lender shall be the sole judge of any such tax, assessment, water rent, claim, lien or encumbrance and of the amount necessary to be paid in satisfaction thereof. Notwithstanding anything contained in paragraph 2 hereof or this paragraph 3 to the contrary, Borrower shall have the right to contest any tax or assessment made on the Property, provided that: (a) Borrower shall notify Lender in writing prior to September 30 of the year that the taxes or assessments are contested (so as to be received by the Lender prior to such date) of such contest, specifying the factual and legal basis for such contest; (b) the contest made by the Borrower is made in good faith and is diligently and continuously contested so as to resolve the contest in a reasonable period of time; (c) the amount of taxes or assessments required by Florida law to be deposited with the appropriate governmental authority or agency is deposited with such authority or agency within the period required by law; and (d) at the same time the difference between the amount of taxes or assessments imposed and the amount deposited with the governmental authority or agency under subparagraph (c) next above is deposited in escrow with the Lender so as to be subject to the terms of this Mortgage, including the disposition of escrow monies following a default hereunder which is not cured within the applicable grace period. In the event that all of the above provisions are not fully and strictly complied with within the period stated and taxes or assessments are not otherwise paid as required by this paragraph 3, such shall constitute a default under this Mortgage.

4. Insurance.

(a) Borrower shall keep the buildings and other improvements, which are now, or which hereafter may be erected on the Property, including any personal property and fixtures described above, constantly insured against loss by fire with extended coverage in a sum not less than full insurable value so as to avoid any claim on the part of the insurers for co-insurance, and in addition shall keep in full force and effect policies of insurance insuring against such other hazards, casualties, and contingencies as Lender may reasonably require, including, but not limited to, Flood Insurance on any buildings that have an elevation that is below the flood zone level, Property Damage Insurance and Public Liability Insurance. All insurance required by Lender hereunder shall be on such forms, for such periods, and in such amounts as Lender may reasonably require with loss payable to the Lender under a clause acceptable to Lender in its sole discretion (which shall include a minimum of thirty (30) days advance notice of cancellation of such insurances). Borrower shall deliver the policy, or policies, to the Lender, as additional security, and where renewal policies are necessary in the performance of this covenant to deliver them at least thirty
(30) days before the expiration of the existing insurance. In the event such policy or policies are a part of a master policy insuring properties in addition to the Property, then Borrower may submit to Lender a certified copy of such policy together with the original loss payable endorsement in lieu of the original policy as set forth above. The right to any return premiums on any insurance policies covered by this Mortgage is hereby assigned to Lender as further security for the Note secured hereby.

(b) In the event of loss, the Borrower shall give immediate notice by mail to the Lender; and in the event Borrower shall fail to agree with the insurance companies involved as to the amount and terms of any loss within ninety (90) days of the happening of such loss, then the Lender may negotiate with and settle said loss with such insurance companies and neither the Lender nor the insurance companies involved shall, upon such settlement being made, be liable in any manner to the Borrower.

(c) If Borrower elects to restore by giving Lender notice of such election within thirty (30) days following such damage occurring, the Lender shall permit any funds received from insurance policies to be used in restoring the Property, provided that such proceeds, together with any other funds available for such purposes, including funds to be made available by Borrower, are sufficient to restore the casualty. The Lender shall make the insurance proceeds available to Borrower in an amount corresponding to the progress of the work performed and based upon amounts certified to Lender by a qualified licensed architect or engineer who is reasonably acceptable to Lender. Provided however, Lender may require that all funds necessary above the insurance proceeds for restoration be first used, and that any amounts disbursed be solely for in-place and installed materials and services, that Borrower comply with Chapter 713, Florida Statutes, and that all contractors, contracts, plans and specifications and the concept for restoration be first approved in writing by Lender, which approval shall not be unreasonably withheld. Provided further however, that if Borrower is in default under this Mortgage or if Borrower does not elect to restore the premises within the period provided or if there are insufficient funds for restoration as aforesaid, then notwithstanding anything contained in this paragraph to the contrary, Lender shall have the right to apply the insurance proceeds to reduce the balance of the Mortgage indebtedness. Any insurance proceeds payable to Lender hereunder shall be retained by Lender in an interest bearing money market account pledged by Borrower to Lender.

5. Condemnation.

(a) In the event the Borrower is served with process or otherwise notified of a condemnation action or any other action which involves a taking of the Property or any part thereof, the Borrower shall notify the Lender in writing of such within five
(5) days from the date of service of process or such other notification (so as to be received by the Lender within said period). In the event Borrower fails to promptly, diligently, continuously and completely pursue the condemnation action to completion, then Borrower authorizes Lender as attorney-in-fact for Borrower to, at Lender's option, commence, appear in and prosecute, in Lender's or Borrower's name, any action or proceeding relating to such taking of the Property and to settle or compromise any claim in connection with such condemnation or taking. The proceeds of any award or claim for damages, direct or consequential, in connection with any condemnation or other taking of the Property, or any part thereof, or for conveyance in lieu of condemnation, are hereby assigned and shall be paid to Lender. Lender shall not be held responsible for any failure to collect any award or awards, regardless of the cause of such failure.

(b) In the event all or a substantial portion of the Property is condemned (and as to a substantial portion, with the remaining portion not being capable of being restored to its original functioning entity), then any such award or awards received by the Lender may, at its option, be used in restoring the Property on terms and conditions acceptable to and prescribed by the Lender (and in which event the funds shall be retained in an interest bearing money market account pledged by Borrower to Lender), or be applied as a credit on any portion of the indebtedness or sums secured hereby, whether then matured or subsequently to mature (provided that such does not exceed the amount necessary to pay in full all indebted nesses secured by this Mortgage and all other instruments securing the Note). Any excess condemnation award that remains following either restoration of the Property or payment of the Loan in full under this subsection (b) or subsection (c) below shall be released to the Borrower.

(c) In the event only a portion of the Property is condemned with the remaining portion being capable of being reasonably restored to its original functioning operating entity, and provided this Mortgage is not otherwise in default beyond the applicable curative period set forth herein, then, if Borrower elects to restore by giving written notice to Lender of such election within ninety (90) days of the entry of the final judgment of condemnation in such proceedings, Lender shall permit the condemnation award to be used in restoring the Property as aforesaid, provided that such award, together with any other funds available for such purpose, including funds to be made available by Borrower, are sufficient to fully restore the Property. In the event Borrower so elects to restore, the Lender shall make the condemnation award available to Borrower in an amount corresponding to the progress of the work performed and based upon amounts certified to Lender by a qualified licensed architect or engineer who is reasonably acceptable to Lender. Provided however, Lender may require that all funds necessary above the condemnation award for restoration be first used, that any amount disbursed be solely for in-place and installed materials and services, that Borrower comply with Chapter 713, Florida Statutes, and that all contractors, contracts, plans and specifications as well as the concept for restoration are first reasonably approved in writing by Lender. Any portion of the condemnation award not used as set forth in this subparagraph (c) shall be applied in the manner set forth in subparagraph (b) next above.

6. Use and Alteration of Property. Borrower shall not allow changes in the nature of the occupancy for which the Property was intended at the time this Mortgage was executed. Borrower shall not initiate or acquiesce in a change in the zoning classification of the Property set forth above without Lender's written consent. Borrower shall not make any change in the use of the Property which will create a fire or other hazard not in existence on the date hereof, nor shall Borrower in any way increase any hazard. Without the prior written consent of Lender, no building or improvement may be erected on the Property, nor may Borrower structurally remove or demolish any building or, improvement, nor may Borrower materially structurally alter any building or improvement that would change the use of the Property or that would otherwise decrease its value, nor shall any fixture or personal property covered by this Mortgage be removed at any time unless simultaneously replaced by an article of equal kind, quality and value owned by Borrower, and which is unencumbered except by the lien of this Mortgage and other instruments of security securing the Note.

7. Surface Alteration and Mineral Rights. Borrower shall not consent to, permit or indulge in any entry, either by itself or by any others, upon the surface of the property for the purpose of exploration, drilling, prospecting, mining, excavation or removal of any earth, sand, dirt, rock, minerals, oil or any other substance without the Lender's approval and written consent.

8. Waste and Mechanic's Lien. Borrower shall keep the Property, and all equipment, appurtenances and accessories constantly in good order and repair; shall comply with all laws, ordinances, and regulations now or hereafter affecting the Property or any part thereof, and shall not permit, suffer or commit any waste, impairment or deterioration of said Property, or any part thereof. Included within the obligations of Borrower contained in the preceding sentence is that Borrower shall maintain an effective schedule of maintenance and repair and of replacement of equipment and personal property situate in or on the Property so that they are in good order and repair, and so that the Property, all improvements thereon and all personal property situated therein is maintained in good order and repair and so that all of such items present to the guests and patrons of Borrower in the operation of its business, a first class and attractive premises. In addition, in the event any mechanics' or materialmen's liens are filed against the Property, or any part thereof, Borrower shall cause the same to be discharged, paid, bonded or otherwise satisfied so that it no longer affects the Property within thirty (30) days after the filing thereof, or within ten (10) days after a suit for the foreclosure thereof has been filed, whichever date is earlier.
9. Protection of Lender's Security. Borrower shall execute and/or cause to be executed such further assurances of title to the Property, and to take and cause to be taken, such steps, including legal proceedings as may at any time appear to the Lender to be desirable to perfect the title to the Property in the Lender. Upon a failure or default in or breach of performance of any of the covenants and agreements contained herein not cured within applicable cure period, in any particular, the Lender may, without notice to the Borrower, pay all taxes, assessments, and public charges, and/or take such steps as may be necessary to secure or redeem the Property from forfeiture or sale, and/or effect or renew any insurance, and/or make such repairs as may be necessary to keep the Property, equipment, appurtenances and accessories in good order and repair and/or take or cause to be taken, such steps, including legal proceedings, as may be desirable to prevent the commission of waste, impairment or deterioration of the Property, or any part thereof, or to perfect the title to the Property in the Lender, and/or to perform any other acts or expend such other sums deemed necessary by Lender to protect its security for the repayment of the Note, and all sums expended in the doing of or on account of the same, shall be a part of the debt secured by this Mortgage, and shall be secured as fully as the principal debt and interest is secured, and shall bear interest at the highest legal rate permitted by law to be charged by Lender from the date of the expenditure thereof and shall together with the interest thereon, be repaid by the Borrower before the expiration of a period of thirty (30) days thereafter. But there is no obligation upon the Lender to make such payments or take such steps, nor shall any act of the Lender or any failure to act under the powers granted by this paragraph 9, nor any lapse of time, be construed as the waiver of any breach of the covenants and agreements contained herein.

10. Civil Proceedings. If any action or proceeding is commenced (except an action to foreclose this Mortgage or to collect the debt secured hereby), to which action or proceeding the Lender is or becomes a party or in which it becomes necessary to defend or uphold the lien of this Mortgage (including to protect its interests in any condemnation proceedings), all sums paid by the Lender for the expense of any litigation (including reasonable attorneys' fees and appellate counsel fees, if any) to prosecute or defend the rights and lien created by this Mortgage shall on notice and demand be paid by the Borrower, together with interest thereon at the highest legal rate permitted by law to be charged by Lender, and shall be a lien on the Property, prior to any right or title to, interest in or claim upon the Property subordinate to the lien of this Mortgage, and shall be deemed to be secured by this Mortgage and evidenced by the Note.

11. Payments Received. Any payment made in accordance with the terms of this Mortgage by any person at any time liable for the payment of the whole or any part of the sums now or hereafter secured by this Mortgage, or by any subsequent owner of the Property, or by any other person whose interest in the Property might be prejudiced in the event of a failure to make such payment, or by any stockholder, officer or director of a corporation or by any partner of a partnership or beneficiary of a trust which at any time may be liable for such payment or may own or have such an interest in the Property, shall be deemed, as between the Lender and all persons who at any time may be liable as aforesaid or may own the Property, or any part thereof, to have been made on behalf of all such persons.

12. Inspections and Management. The Borrower agrees that Lender and any person authorized by the Lender shall have the privilege of making inspections of the Property at reasonable times upon reasonable prior notice during the life of this Mortgage.

13. Financial Information. Within ninety (90) days following the end of the fiscal year of Borrower, the Borrower shall promptly furnish to the Lender a statement of the financial condition of Borrower including balance sheets, financial and operating statements showing, inter alia, gross income, receipts and revenues and expenses with respect to operation of the Property during such fiscal period, in comparative form to the preceding fiscal year, and in form and containing such information as shall be satisfactory to the Lender and prepared in accordance with generally accepted accounting principles, and certified to by the Borrower and, if Lender shall require, by an independent certified public accountant. Such statement shall show with other pertinent information all rents, profits and income received from tenants of the Property including rents, profits and income paid in excess of minimum rentals or payments called for by the respective leases or contracts. Lender shall be entitled to inspect, audit and make extracts from the records and books of account with respect only to the Property which shall be prepared and maintained by Borrower, in a manner satisfactory to Lender, at the Property. At the written request of Lender, the Borrower shall cause any other person or entity liable for all or any portion of the indebtedness secured hereby from time to time to submit to Lender a financial statement as to such person or entity prepared by such person or entity within the same ninety
(90) day period required above on an annual basis.

14. Uniform Commercial Code. When and if Borrower and Lender shall respectively become the Debtor and Secured Party in any Uniform Commercial Code Financing Statement affecting property either referred to or described herein, or in any way connected with the use and enjoyment of the Property, this Mortgage shall be deemed the Security Agreement as defined in said Uniform Commercial Code and the remedies for and violation of the covenants, terms and conditions of the agreements herein contained shall be (i) as prescribed herein, or (ii) by general law, or (iii) as to such part of the security which is also reflected in said financing statement by the specific statutory consequences now or hereafter enacted and specified in the Uniform Commercial Code, all at Lender's sole election. Borrower and Lender agree that the filing of such financing statement in the records normally having to do with personal property shall never be construed as in anywise derogating from or impairing this declaration and hereby stated intention of the parties hereto, that everything used in connection with the production of income from the Property (furniture only excepted) and/or adapted for use therein and/or which is described or reflected in this Mortgage is, and at all times and for all purposes and in all proceedings both legal or equitable shall be, regarded as part of the real estate irrespective of whether (i) any such item is physically attached to the improvements, (ii) serial numbers are used for the better identification of certain equipment items capable of being thus identified in a recital contained herein or in any list filed with the Lender, or (iii) any such item is referred to or reflected in any such financing statement so filed at any time. Similarly, the mention in any such financing statement of (1) the rights in or the proceeds of any fire and/or hazard insurance policy, or (2) any award in eminent domain proceedings for a taking or for loss of value, or (3) the debtor's interest as lessor in any present or future lease or rights to income growing out of the use and/or occupancy of the Property mortgaged hereby, whether pursuant to lease or otherwise, shall never be construed as in anywise altering any of the rights of Lender as determined by this instrument or impugning the priority of the Lender's lien granted hereby or by any other recorded documents, but such mention in the financing statement is declared to be for the protection of the Lender in the event any court or judge shall at any time hold with respect to (1), (2) and (3) that notice of Lender's priority of interest to be effective against a particular class of persons, including, but not limited to, the Federal government and any subdivisions or entity of the Federal government, must be filed in the Commercial Code Records. Borrower shall pay for all costs of filing such statements and renewals and releases thereof and shall pay all reasonable costs and expenses, including reasonable attorneys' fees and any record searches for financing statements Lender may reasonably require, incident to the preparation and filing of such financing statements.

15. Assignment of Rents. Borrower does hereby assign and set over unto the Lender as additional security for the indebtedness and other items herein secured, all rents, issues, profits, income and accounts receivable generated through the use by Borrower or others of all or any part of the Property, including any such rents, issues, profits, income and accounts receivable of any business activity conducted by Borrower on or through the use of the Property, as well as the proceeds of all of the foregoing. Borrower does hereby appoint the Lender its attorney-in-fact to collect said rents, issues, profits, income and accounts receivable with or without suit and apply the same, less expenses of collection, to the said indebtedness, other secured items and repairs, in such manner as the Lender may elect; provided, however, that until there be a default under the terms of this Mortgage (which is not cured within the applicable curative period prescribed herein), Borrower may continue to collect and enjoy said rents, issues, profits, income and accounts receivable giving only an annual accounting to the holder of the Note for the same. The curing of any default within the period permitted by this Mortgage shall entitle the Borrower to again collect said rents, issues, profits, income and accounts receivable. This assignment of rents, issues, profits, income, and accounts receivable and power of attorney shall be irrevocable and shall be in addition to the other remedies herein provided for in event of default and may be put into effect independently of or concurrently with any of said remedies, but no liability shall attach to the Lender for failure or inability to collect any rents, issues, profits, income and accounts receivable herein assigned. Assignment, lien, and power of attorney shall apply to all rents, issues, profits, income, accounts receivable chooses in action and the proceeds of same hereafter accruing from present contracts for deed, purchase agreements, option agreements or leases and rentals of the Property and any business activity conducted from or on the Property and from all contracts for deed or purchase agreements, option agreements or leases and rentals and any business activity hereafter made or conducted by the present or any future owners of the Property, with respect to the Property; and any persons entering into contracts for purchase or sale of the Property shall take subject to all the provisions and conditions hereof.

16. Future Advances. In addition to the Note referred to herein, this Mortgage shall also secure future advances made by the Lender to the Borrower, which future advances shall be at the option of the Lender; however, the maximum principal amount secured by this Mortgage shall not exceed twice the principal amount of the Note. All such future advances shall be made within the time limit authorized by Florida law for making valid future advances with interest and all indebted nesses created by virtue of such future advances shall be and are secured hereby. All provisions of this Mortgage shall apply to any future advances made pursuant to the provisions of this paragraph 16. Nothing herein contained shall limit the amount secured by this Mortgage, if such amount is increased by advances made by the Lender as herein elsewhere provided and authorized for the protection of the security of the Lender.

17. Other Document. The Borrower hereby acknowledges that certain other documents or instruments have been, are being or will be submitted by or for the Borrower or executed by the Borrower or by the Borrower and the Lender in connection with the loan evidenced hereby. Any misrepresentation in or default under any of said documents or other instrument executed in connection with the loan secured hereby on even date herewith or hereafter shall be and constitute a default under this Mortgage and the Note secured hereby.

The word "Document(s)" shall mean any document or instrument executed or submitted by or for the Borrower in connection with the Loan, including, as applicable but not limited to: Note, Mortgage, Loan Agreement, Construction Loan Agreement, Assignment of Rents, Leases, Contracts, Accounts Receivable, Accounts and Deposit Accounts, Security Agreement, Financing Statements, Environmental Compliance and Indemnity Agreement, Owner's Affidavit, Certificate of Corporate Resolution and/or Good Standing, Loan Application, Financial Statement, Title Insurance Commitment or Policy, Survey, Site Plan, Plans and Specifications, Construction Breakdown, Insurance Policies, Opinions of Counsel, Letters of any Governmental Authority, provider of utilities, architect, engineer or other consultant, Construction Commitment, Permanent Commitment and Construction Contract.

18. Release of Liability. Without affecting the liability of any party (other than any party released pursuant thereto) for payment of any indebtedness secured hereby, and without affecting the superiority or validity of the lien hereof upon any Property not released pursuant thereto, Lender may at any time and from time to time, without notice, in whole or in part, release or discharge the obligation of any party liable for payment of any indebtedness secured hereby, or extend the time for payment for such indebtedness, or agree to alter any other terms of payment of such indebtedness or accept additional security of any kind or release any Property securing such indebtedness or consent to the making of any map or plat for the creation of any easements thereon or otherwise.

19. Intervening Liens. Any agreement hereafter made by Borrower and Lender pursuant to this Mortgage shall be superior to the rights of the holder of any intervening lien or encumbrance.

20. Waiver. No failure of Lender to exercise any option herein given to declare the maturity of the debt hereby secured shall be taken or construed as a waiver of its right to exercise such option or to declare such maturity by reason of any past, present, or future default on the part of Borrower; and the procurement of insurance or the payment of taxes or other liens, debts, or charges by Lender shall not be taken or construed as a waiver of its right to declare the maturity of the indebtedness hereby secured by reason of failure of Borrower to procure such insurance or to pay such taxes, debts, liens or charges. The lien of this instrument shall remain in full force and effect during any postponement or extension of time of payment of any part or all of the indebtedness secured hereby and during the term of any future advances made hereunder.

21. Exemptions. The Borrower agrees not to set up or claim the benefit of curtesy or dower laws, or any exemption or insolvency laws against any claim of the Lender, for any sum of money which may become due and payable to it, under the covenants and agreements of the Note, or of this Mortgage, or any other instrument securing the Note, or against the securing of execution of any judgment sought thereon, all of said rights and exemptions being hereby expressly waived.
22. Default. The happening of any of the following events shall constitute a default hereunder: (a) a default shall occur under the Note; (b) failure of Borrower to perform any agreement in this Mortgage or in any other instrument securing the Note or in any other instrument executed by Borrower in connection with the Loan secured hereby not cured within the cure period set forth therein; (c) the filing of any petition under the Bankruptcy Code, or any similar federal or state statute, by any Obligor (which term shall mean and include the Borrower, each borrower, endorser, surety, guarantor, and all others who may become liable for all or any part of the obligations secured hereby, as well as anyone that owns, from time to time, all or any portion of the Property or any interest therein) or by any Obligor against another Obligor; (d) the filing by anyone other than an Obligor of any petition under the Bankruptcy Code, or any similar federal or state statute, against any Obligor which is not vacated within sixty (60) days after filing; (e) the filing in any court by any person or entity of an application for the appointment of a receiver or trustee to take custody of the Property or any part thereof which is not vacated within sixty (60) days after filing;
(f) the filing of any application in any court for the appointment of a receiver for the benefit of one or more creditors which is not vacated within sixty (60) days after filing, or the making of a general assignment for the benefit of creditors as to any Obligor; (g) the dissolution, business failure, death, merger, consolidation, or reorganization of any Obligor; (h) any material warranty, representation, certificate or statement of any Obligor (whether contained in this Mortgage, the Note, other instruments of security or other instruments executed in connection with the Loan secured hereby) is not true;
(i) taking of possession of all or any substantial part of the Property encumbered by this Mortgage or other instruments of security securing the Note at the instance of any governmental authority; (j) a default shall occur under or any proceedings are instituted for the foreclosure or collection of any mortgage, judgment or lien prior or subordinate to the lien of this Mortgage affecting the Property (including collateral encumbered by the other instruments of security for the Note); (k) a material default by Borrower or other Obligor shall occur under any contract affecting all or any part of the Property; (l) a material adverse change in the financial condition of the Borrower or any Obligor; or (m) should any franchise, license or permit in existence on the date of this Mortgage or any other franchise, license or permit necessary for the operation and use of the Property contemplated herein be revoked or terminated or should any conditions imposed by any governmental authority not be complied with by the time requested by such authority as a condition to non-revocation or non-termination. The enumeration of events of default under this paragraph 22 shall not exclude such other events of default under this Mortgage which are set forth in other paragraphs.

23. Acceleration. If a monetary default shall occur hereunder and remain uncured for thirty (30) days, or should a nonmonetary default occur hereunder and remain uncured for thirty (30) days or more following provision of written notice to Borrower from Lender specifying with particularity such event of nonmonetary default (or, if such nonmonetary default cannot be reasonably cured within the thirty (30) day period, if Borrower does not commence to cure such nonmonetary default within such thirty (30) day period or thereafter fails to diligently and continuously proceed to cure such nonmonetary default), then, without notice, the full unpaid principal amount of the Note together with all accrued interest shall become immediately due and payable at the option of the Lender as fully and completely as if said aggregate sum were originally stipulated to be paid at such time. Monetary default shall be deemed to include failure to make payment of principal, interest or late charges under the Note, as well as payments of escrow, taxes and governmental assessments or premiums for insurance under this Mortgage and any security agreement securing the Note. That is to say, upon the breach of any of the terms or covenants herein to be performed by the Borrower and the failure of the Borrower to cure such breach within the applicable curative period set forth in the preceding sentence, the Lender or holder shall have the right to accelerate the maturity of this Mortgage as though it were due and payable on the day following such curative period and to demand payment in full of the Mortgage amount or any unpaid balance thereof, and to exercise all the rights and remedies herein or by law reserved to the Lender the same as in any event of default hereunder, anything in the Note secured hereby or herein to the contrary notwithstanding. Notwithstanding anything contained in this paragraph 23 to the contrary, except as expressly stated in such subparagraphs, there shall be no requirement of a curative period as set forth above in the event of any default specified in paragraphs 22(c), (d), (h), (i), (j) or (k) hereof. If the Note secured hereby is a demand note, the terms and provisions of this paragraph or of any other provision in this Mortgage, shall not be deemed or interpreted to alter or abrogate the demand nature of the Note or the rights of Lender under a demand instrument.
24. Receiver. In the event a suit is instituted to foreclose or reform this Mortgage or to enforce payment of any claims hereunder, the Lender shall have the right, at any time pending such suit, to apply to the Court having jurisdiction thereof for the appointment of a Receiver of all and singular the Property, and of all rents, profits, income, issues, accounts receivable and proceeds as assigned hereunder; and upon such application such court shall forthwith appoint a Receiver of the Property, all and singular, and of such rents, income, profits, issues and accounts receivable with the usual powers and duties of Receivers in like cases, and such appointment shall be made as a matter of absolute right to the Lender and without reference to the adequacy or inadequacy of the security, or to the solvency or insolvency of the Borrower. Such rents, profits, income, issues and accounts receivable shall be applied, after payment of the expenses of receivership and management of the Property by the Receiver aforesaid, according to law and the order and practice of such Court, and all rents, profits, income, issues and accounts receivable as hereinabove assigned are hereby transferred, assigned, set over and pledged as further security for the payment of the mortgage indebtedness, with the right on the part of the Lender, but without any duty to do so, at any time after default hereunder to demand and receive and apply the same upon the mortgage indebtedness, and such appointment shall be without notice to any Obligor hereunder.

25. Costs and Attorneys' Fees. In the event the Property or any part thereof becomes the subject of or involved in any action or court proceeding (including any bankruptcy case or proceeding), the Borrower shall pay and reimburse the Lender for all costs, charges and expenses, including reasonable attorneys' fees, and further including those on appeal, incurred by the Lender in connection with or growing out of such action or proceeding and all such costs, charges, expenses and attorneys' fees shall be secured by the lien of this Mortgage. The Borrower agrees to pay all such costs, charges, expenses and attorneys' fees to the Lender promptly. The Borrower will pay all costs, charges and expenses including reasonable attorneys' fees, costs of abstracts of title, title searches and appraisals, incurred or paid at any time by the Lender because of the failure of the Borrower to promptly and fully perform the agreements and covenants of the Note or this Mortgage or of any other instrument securing the Note or executed by the Borrower in connection with the loan evidenced by the Note. Said costs, charges and expenses shall be immediately due and payable and secured by the lien of this Mortgage. Said reasonable attorneys' fees shall include any such incurred or expended at any time by the Lender after any default by the Borrower as specified above even if incurred prior to the commencement of any action or otherwise, in the foreclosure of this Mortgage or the collection of the amount secured hereby. The obligation to pay Lender's costs, expenses and attorneys' fees shall include those costs, expenses and fees incurred by Lender in seeking to collect or enforce any judgment entries on the Note, this Mortgage or any other instrument of security, and such obligations shall survive the entry of any judgment upon the Note or this Mortgage and such obligation shall not merge in such judgment or judgments but shall survive and continue until all debts and obligations evidenced by the Note, this Mortgage or any other instruments of security, and any judgment or judgments entered thereon or foreclosures thereof are enforced, paid and satisfied in full.

26. Late Charges. Installments, payable under the terms hereof and the Note secured hereby, not paid within ten (10) days after due date shall be subject to "late charges" as provided in the Note, and such "late charges" are secured by the lien hereof.

27. Transfer of Property. If all or any part of the Property or any interest therein is sold or transferred by Borrower (or any subsequent owner of the Property) without Lender's prior written consent, which consent will not be unreasonably withheld, Lender may, at Lender's option, and without notice to Borrower, declare all sums secured by this Mortgage to be immediately due and payable. Lender shall have waived such option to accelerate if, prior to the sale or transfer, Lender and the person to whom the Property is to be sold or transferred reach agreement in writing that the credit and other factors required by Lender (including, without limitation, experience, principle location of person and past credit performance) is satisfactory to Lender in its sole discretion and that the interest payable on the sum secured by this Mortgage shall be at such rate as Lender shall request in its reasonable discretion, and at closing such person shall assume in writing the indebtedness secured hereby and the obligations set forth herein, and execute such other documents that Lender may reasonably require.

28. Other Limitation. In addition to the limitation set forth in paragraph 27 hereof, Borrower agrees that the following events shall not occur on or after the day and year first above written without the prior written consent of Lender: (a) a material change of the General Partner of the Borrower that effectively changes control of the Borrower; (b) encumbering of all or any part of the Property except in favor of Lender; (c) conversion of the Property into a congregate form of ownership; (d) sales or leases of interval ownership or time sharing of all or any part of the Property; (e) conversion of the Property into condominium form of ownership; (f) the Borrower is disqualified to do business in the State of Wisconsin or Florida; or (g) the use or operation of the Property in existence on the date of this Mortgage, or the business engaged in Borrower on the Property on the date of this Mortgage is changed, discontinued or terminated. If any of such events do occur, such shall be deemed a default under this Mortgage, and the Lender or holder shall have the right to accelerate the maturity of this Mortgage as though it were due and payable on the day of such default and to demand payment in full of the Note or any unpaid balance thereof, and to exercise all rights and remedies herein or by law reserved to the Lender the same as in any event of default hereunder, anything contained in the Note secured hereby or herein to the contrary notwithstanding. There shall be no requirement of any curative period, and the provisions of paragraph 23 hereof as to curative periods are inapplicable, for curing such event of default under this paragraph 28 or under paragraph 27 hereof. The Borrower acknowledges that the Loan secured hereby is a commercial loan and that Lender is making the Loan to Borrower not only on the basis of the collateral secured by this Mortgage but likewise on the basis of the Borrower owning all of the Property during the term of the Loan. Accordingly, Borrower agrees that limitations contained in this paragraph 28, and in paragraph 27 hereof shall be strictly construed against the Borrower and in favor of Lender. Any default under any of such limitations shall be non-rebuttable and conclusively presumed to jeopardize the security and collateral of Lender for the Loan, as same is defined and construed under Florida appellate decisions as may exist from time to time (but without any expressed or implied consent or waiver that state law rather than federal law shall be applicable in the construction and application of the foregoing provisions). At the option and in the sole discretion of Lender, Federal regulatory or statutory law as affects "due on sale" or "due on encumbrance" clauses when a federal savings and loan association is the lender shall apply and control, rather than Florida law, irrespective of any other provision contained in this Mortgage to the contrary.

29. Proceeds of Claims, Awards. Rents and Sales. All monies, other than proceeds of foreclosure sale or other transfer of title to the Property in extinguishment of the indebtedness secured by this Mortgage, which are paid to, collected or received by Lender in connection with or as the proceeds of insurance loss claims, condemnation awards, rents, leases, or sales as provided under the terms of this Mortgage, shall be applied by Lender as follows: first, to payment of Lender's costs including any advances made by Lender and all expenses, real estate commissions and reasonable attorneys' fees incurred therewith; second, to payment to Lender of interest, at the highest legal rate permitted by law to be charged by Lender, on said costs from the date of such expenditures; and third, at option of Lender to (a) restoration or repair of the Property, if applicable, or (b) to payment of interest due on the principal indebtedness, and the remainder, if any, to the principal indebtedness secured by this Mortgage. Unless Borrower and Lender otherwise agree in writing, any such application of proceeds to principal shall not extend or postpone the due date of the installment payments referred to in paragraphs 1 and 2 hereof or change the amount of such installments. Nothing in this paragraph shall in any way affect the lien of this Mortgage. The provisions of this paragraph 29 are subject to the rights of Borrower to restore the premises as set forth in paragraphs 4 and 5 above.

30. Proceeds of Foreclosure Sale. If this Mortgage is foreclosed by a proper suit and the Property is sold to satisfy a decree of foreclosure, the proceeds of such sale shall be applied as follows: First, to the expenses and costs incurred hereunder, including reasonable attorneys' fees for such services as may be necessary in the premises and for the collection of said indebtedness and the foreclosure of this Mortgage; second, to the payment of whatever sum or sums the Lender may have paid or become liable to pay in carrying out the terms and stipulations of this Mortgage, together with interest thereon; and finally, to the payment and satisfaction of the Note. The balance, if any, shall, unless the Court decrees otherwise, be paid into the registry of the Court having jurisdiction of said foreclosure suit, to abide the further order of said Court.

31. Hazardous Waste. Borrower warrants and represents to Lender to Borrower's knowledge after reasonable investigation:

(a) That neither Borrower nor any other person to the Borrower's knowledge, after reasonable inquiry, has ever used the Property as a facility for the storage, treatment or disposal of any "Hazardous Substances," as that term is hereinafter defined;

(b) That to Borrower's knowledge the Property is now and at all times hereafter will continue to be in full compliance with all federal, state and local "Environmental Laws" (as that term is defined hereinafter), including but not limited to, the Comprehensive Environmental Response, Compensation and Liability
Act of 1980 ("CERCLA"), 42 USC § 9601, et. seq., the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), Public Law 99-499, 100 Stat. 1613, the Resource Conservation and Recovery
Act ("RCRA"), 42 USC § 6901, et. seq., the Florida Resource Recovery and Management Act, § 403.701 et. seq., Florida Statutes, the Pollutant Spill Prevention and Control Act, §376.011-376.17 and 376.19-376.21, Florida Statutes, as the same may be amended from time to time and all ordinances, regulations, codes, plans, orders, and decrees now existing or in the future enacted, promulgated, adopted, entered or issued, both within and outside present contemplation of the Borrower and Lender;

(c) That to Borrower's knowledge and except for such hazardous substances as are kept in small quantities as is customary in similar apartment projects, (i) as of the date hereof there are no hazardous or toxic materials, substances, wastes or other environmentally regulated substances (including solids or gaseous products and any materials containing asbestos), the presence of which is limited, regulated or prohibited by any state, federal or local governmental authority or agency having jurisdiction over the Property, or which are otherwise known to pose a hazard to health or safety of occupants of the Property, located on, in or under the Property or used in connection therewith, or (ii) Borrower has fully disclosed to Lender in writing the existence, extent and nature of any such hazardous or toxic material waste or other environmentally regulated substance, which Borrower is legally authorized and empowered to maintain on, in or under the Property or use in connection therewith, and Borrower has obtained and will maintain all licenses, permits and approvals required with respect thereto, and is in fully compliance with all of the terms, conditions and requirements of such licenses, permits and approvals;

(d) That Borrower shall notify Lender of any change in the nature or extent of any hazardous or toxic materials, substances or wastes maintained on, in or under the Property or used in connection therewith, and will transmit to Lender copies of any citations, orders, notices or other material governmental or other communication received with respect to any other hazardous materials, substances, wastes or other environmentally regulated substances affecting the Property;

(e) That Borrower is not aware of, nor has the Borrower nor any of its subsidiary or affiliated entities received notice of, any past, present or future events, conditions, circumstances, activities, practices, incidents, actions or plans which may interfere with or prevent compliance or continued compliance with Environmental Laws or any ordinance, regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder, or which may give rise to any common law or legal liability, or otherwise form the basis of any claim, action, demand, suit, proceeding, hearing, study or investigation, based on or related to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling, or the emission, discharge, release or threatened release into the environment, of any Hazardous Substance;

(f) That there is no civil, criminal or administrative action, suit, demand, claim, hearing, notice or demand letter, notice of violation, investigation, or proceeding pending or to Borrower's knowledge threatened against Borrower or the Property, relating in any way to any Environmental Laws or any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder; and

(g) Borrower hereby agrees to indemnify, reimburse, defend and hold harmless Lender, its officers, directors, employees, successors and assigns from and against all demands, claims, civil or criminal actions or causes of action, liens, assessments, civil or criminal penalties or fines, losses, damages, liabilities, obligations, costs, disbursements, expenses or fees of any kind or of any nature (including, without limitation, cleanup costs, attorneys', consultants' or experts' fees and disbursements and costs of litigation at trial and appellate levels) which may at any time be imposed upon, incurred by or asserted or awarded against, Lender directly or indirectly, resulting from: (i) any acts or activities of Borrower, its agents, employees or contractors, at, on or about the Property which contaminate air, soils, surface waters or groundwaters over, on or under the Property; (ii) arising from or out of any Hazardous Substance on, in or under the Property; (iii) pursuant to or in connection with the application of any Environmental Law to the acts or omissions of Borrower or any other person and any environmental damage alleged to have been caused, in whole or in part, by the transportation, treatment, storage, or disposal of any Hazardous Substance at the Property; or (iv) arising from or in relation to the presence, whether past, present or future, of any Hazardous Substances on the Property in violation of applicable Environmental Laws.

Without limiting the foregoing, this indemnification provision specifically protects the Lender against any claim or action from activities described in (i), (ii), (iii) or (iv) above, based in whole or part upon any environmental statute, rule, regulation or policy, including but not limited to Chapters 403 and 376, Florida Statutes, the Florida Administrative Code, the Comprehensive Environmental Response, Compensation and Liability Act 1980, ("CERCLA") 42 USC § 9601, et seq., and other laws, whether now in existence or enacted in the future.

Borrower's indemnification obligation hereunder shall be one of strict liability and shall be enforceable without regard to any fault or knowledge of Lender with respect to any act or omission or condition or event which is the basis of the claim under such indemnification obligation, except as disclosed in the environmental report provided to Lender. Borrower's obligation under this section shall not be limited to any extent by the term of the Note or other obligations secured hereby, and such obligation shall continue, survive and remain in full force and effect notwithstanding payment in full or other satisfaction or release of said Note (and other obligations secured hereby) and this Mortgage, or any foreclosure under this Mortgage, or any delivery of a deed in lieu of foreclosure. The provisions of this section shall be deemed to survive and continue in full force and effect after any foreclosure or other proceeding by which the Lender, and its successors and assigns succeed to ownership of the Property.

As used herein, "Environmental Law" means any federal, state, or local statutory or common law relating to pollution or protection of the environment, including without limitation, any common law of nuisance or trespass, and any law or regulation relating to emissions, discharges, releases or threatened releases of Hazardous Substances into the environment (including without limitation, ambient air, surface water, groundwater, land surface or subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Substances.

As used herein, "Hazardous Substance" means any substance or material (i) identified in Section 101(14) of CERCLA, 42 USC
§9601(14), as the same may be amended from time to time, or (ii) determined to be toxic, a pollutant or contaminant, under federal, state or local statute, law, ordinance, rule or regulation or judicial or administrative order or decision, as the same may be amended from time to time, including but not limited to petroleum and petroleum products as defined in Sec.
376.301(10), Florida Statutes, as same may be amended from time to time.

(h) Any breach of any warranty, representation or agreement contained in this paragraph shall be an Event of Default hereunder and shall entitle Lender to exercise any and all remedies provided in this Mortgage and the Loan Documents, or otherwise permitted by law.

32. Amounts Due. The Borrower, within ten (10) days upon request in person or within fifteen (15) days upon request by mail, will furnish a written statement duly acknowledged of the amount due on this Mortgage and whether any offsets or defenses exist against the Mortgage debt.

33. Notice. Any written notice, demand or request that is required to be made hereunder or under the Note or under any other instrument of security for the Note shall be served in person or by registered or certified mail, return receipt requested, addressed to the party to be served at its address set forth below:

Borrower:

Jeffrey Keierleber
Brookfield Lakes Corporate Center
250 Patrick Boulevard, Suite 140
Brookfield, WI 53045-5864

Lender:
111 Second Avenue Northeast
St. Petersburg, Florida 33701
ATTN: Commercial Real Estate Department
Terry K. Bush

The above addresses may be changed as to the applicable party by providing the other party with notice of such address change in the same manner provided above; provided, however, so long as Borrower is the owner of all or any part of the Property the address of the Borrower must be located within the continental United States of America. In the event that written notice, demand or request is made as provided in this paragraph 33, then in the event that such notice is returned to the sender by the U.S. Postal System because of insufficient address or because the party has moved or otherwise other than for insufficient postage, such writing shall be deemed to have been received by the party to whom it was addressed on the date that such writing was initially placed in the U.S. Postal System by the sender.

34. Severability. Wherever possible, each provision of this Mortgage shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision hereof shall be prohibited or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity only, without invalidating the remainder of such provisions or of the remaining provisions of this Mortgage.

35. Nonrecourse. Except as provided below, the Lender agrees, for itself, its representatives, successors, endorsees and assigns, that: (i) neither the Borrower, nor any general or limited partner, officer, director, representative, successor, assign or affiliate of the Borrower, shall be personally liable on the Note; and (ii) in the event of default under the Note or hereunder, the Lender (and any such representative, successor, endorsee or assignee) shall look to the property encumbered by this Mortgage and/or the other instruments of security that secure the Note (collectively, with the Mortgage, the "Instruments of Security") for payment of the Note, and will not make any claim or institute any action or proceeding against the Borrower (or any general or limited partners, officers, directors, representatives, successors, assigns or affiliates of the Borrower) for any deficiency remaining after collection of the Instruments of Security. Provided however, and notwithstanding the foregoing, the Borrower is and will remain personally liable for any deficiency remaining after collection of the Instruments of Security to the extent of any loss suffered by Lender, or its representatives, successors, endorsees or assigns, if such loss is caused by Borrower based in whole or in part upon:

(i) Damages arising from any fraud or misrepresentation;

(ii) Misapplication or misappropriation of insurance proceeds, condemnation proceeds, tenant security deposits, rent or other funds due Lender under the Instruments of Security;

(iii) Damage to or waste of the Property, or damage to the Property resulting from gross negligence or intentional acts;

(iv) Failure to pay taxes or other Property-related liens; and/or

(v) Damages arising from the existence of hazardous or toxic substances, or the failure to comply with any and all Environmental Laws.

36. Binding Effect. Whenever the context of this Mortgage so admits or requires, the terms Borrower and Lender shall include the heirs, personal representatives, successors and/or assigns of the respective parties hereto; the use of the singular number shall include the plural, and the plural the singular; the use of any gender shall include all genders, and if used, the term Note or Promissory Note shall include the Note herein described if more than one.

37. Headings. The headings of the paragraphs contained in this Mortgage are for convenience of reference only and do not form a part hereof and in no way modify, interpret or construe the meaning of the parties hereto.

PROVIDED ALWAYS HOWEVER, that if the Borrower shall pay unto the said Lender the moneys provided for in and by the Note and this Mortgage and shall well and truly keep, observe and perform, comply with and abide by each and every the stipulations, agreements, conditions and covenants thereof as and when required thereby then this deed and the estate hereby created shall cease and be null and void, otherwise the same shall remain of binding force and effect.

IN WITNESS WHEREOF, the Borrower has executed this Mortgage or has caused the same to be executed by its duly authorized representatives on the day and year first above written.

Signed, Sealed and Delivered
in the Presence of:

/s/Nydia I. McLean
SIGNATURE

/s/Jennifer Dzieminski
   SIGNATURE

/s/ Nydia I. McLean
NAME LEGIBLY PRINTED, TYPEWRITTEN
OR STAMPED

/s/Jennifer Dzieminski
NAME LEGIBLY PRINTED, TYPEWRITTEN
OR STAMPED

DECADE COMPANIES INCOME PROPERTIES-A LIMITED PARTNERSHIP, a Wisconsin Limited partnership authorized to do business in the State of Florida, by its sole general partner:

By: DECADE COMPANIES, a Wisconsin general partnership, by its managing general partner:

By: /s/ Jeffrey Keierleber
    JEFFREY KEIERLEBER

Brookfield Lakes Corporate Center
250 Patrick Boulevard, Suite 140
Brookfield, WI   53045-5864
STATE OF WISCONSIN
COUNTY OF MILWAUKEE

The foregoing instrument was acknowledged before me this 4th day of October, 1999, by JEFFREY KEIERLEBER, as Managing General Partner of DECADE COMPANIES, a Wisconsin general partnership, the sole partner of DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida, on behalf of said limited partnership.

Personally Known X OR Produced Identification

Type of Identification Provided

/s/Mary Neese Fertl
   SIGNATURE

Mary Neese Fertl
NAME LEGIBLY PRINTED,
TYPEWRITTEN OR STAMPED

(SEAL)           NOTARY PUBLIC

My Commission is permanent

EXHIBIT "A"

LEGAL DESCRIPTION

Lot 1, Block 1, of that certain subdivision known as PELICAN
SOUND, according to the map or plat thereof on file and recorded in the office of the Clerk of the Circuit Court of Pinellas
County, Florida, in Plat Book 98, pages 3 and 4, more particularly described as:

That part of the Southeast 1/4 of Section 18, and that part of the Northeast 1/4 of Section 19, Township 30 South, Range 17
East, Pinellas County, Florida, more particularly described as follows:

Beginning at a point on the North line of Section 19, Township 30 South, Range 17 East, Pinellas County, Florida, which point is
North 89 degrees 54' 50" West, 327.22 feet from the Northeast corner of said Section; thence South 00 degrees 09' 57" West,
372.67 feet; thence North 81 degrees 08' 18" East, 218.93 feet to an intersection with a line which is 111.00 feet West of and parallel with the East boundary of said Section; thence South 00 degrees 09' 57" West, along said line 652.38 feet to an intersection with the South line of the North 3/4 of the North &half; of the Northeast 1/4 of said Section; thence North 89 degrees 55'
46" West, along said line 1472.68 feet; thence North 00 degrees
14' 59" East, 790.91 feet to an intersection with the South right-of-way line of the new alignment of Gandy Boulevard (S.R.
600, a varying width right-of way); thence along said right-of-way by the following six (6) courses:

1.  North 79 degrees 47' 00" East, 258.09 feet;
2.  North 71 degrees 14' 32" East, 102.50 feet;
3. North 65 degrees 57' 53" East, 293.84 feet to a point on a curve;
4. Along the arc of a curve to the right concave to the Southeast, Radius 2809.79 feet, Delta 3 degrees 00' 03", Arc 147.16, Chord 147-14, North 70 degrees 10' 36".East;
5. Thence leaving said curve North 71 degrees 40', 31" East
299.68 feet;
6. North  72 degrees 49' 16" East, 225.58 feet;

Thence leaving said right-of-way South 00 degrees 31'  53"  West,
210.57 feet to the above-mentioned point of beginning.


THIS INSTRUMENT PREPARED BY:
David R. Punzak
CARLTON, FIELDS, WARD, EMMANUEL,
 SMITH & CUTLER, P.A.
P. 0. Box 2861
St. Petersburg, Florida 33731

Exhibit Number 10.22

ASSIGNMENT OF RENTS, LEASES, CONTRACTS, ACCOUNTS RECEIVABLE,
ACCOUNTS AND DEPOSIT ACCOUNTS

THIS ASSIGNMENT OF RENTS, LEASES, CONTRACTS, ACCOUNTS RECEIVABLE, ACCOUNTS AND DEPOSIT ACCOUNTS (the "Assignment") is executed this 5th day of October, 1999, by DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida (the "Borrower"), in favor of REPUBLIC BANK, a Florida banking corporation (the "Lender"), and is made in reference to the following facts:

(A) The Borrower is the fee simple owner of that certain parcel of real property and all improvements thereon situate, lying and being in Pinellas County, Florida, and being more particularly described in Exhibit "A" attached hereto and by this reference made a part hereof (the "Property").

(B) On or about the date hereof, the Lender has made a loan to the Borrower in the original principal amount of THIRTEEN MILLION AND N0/100 ($13,000,000.00) (the "Loan"). This Loan is evidenced by a promissory note, which will be sometimes referred to herein as the "Note", the terms and provisions of which are incorporated in and made a part hereof. The Loan is secured by a mortgage (the "Mortgage"), the terms and provisions of which are incorporated herein and made a part hereof.

(C) The Loan is further secured by certain other instruments of security, and all of such instruments of security and the Note and Mortgage shall be referred to collectively herein as the "Documents".

(D) The Borrower has agreed to and does execute this Assignment as a part of the transaction evidencing and securing the Loan.

NOW, THEREFORE, the Borrower covenants and agrees to and with the Lender as follows:

1. Recitals. The statements contained in the recitals of fact set forth above (the "Recitals") are true and correct and the Recitals by this reference are made a part of this Assignment.

2. Lender's Security. As additional collateral and security for the payment of the indebtedness under the Note and for the performance of each and every of the covenants and agreements contained in the Documents and herein, the Borrower sells, assigns, transfers, sets over and delivers unto the Lender and agrees to and does hereby grant to the Lender a first security interest in and to the following: (a) all present and future rents, issues, profits, income, accounts and accounts receivable from the Property, and each and every part and parcel thereof, and also all present and future right, title and interest of the Borrower under and by virtue of each and every franchise, license, permit, lease, contract for deed or purchase and sale agreement ("purchase agreement"), or any other document or contractual right, written or verbal, covering any part or parcel of the Property, whether now or hereafter made, and any and all amendments to or modifications, extensions or renewals thereof and all proceeds thereof; (b) all present and future rents, issues, profits, income, accounts, accounts receivable and the proceeds thereof of any business activity conducted by Borrower on or through the use of the Property; (c) all bank accounts and deposit accounts into which any of the proceeds of the foregoing are deposited; and (d) proceeds of all the foregoing. Borrower hereby warrants that there are no contracts for deed, purchase agreements, mortgages or leases affecting the Property as of the day and year first above written nor shall there be any in existence on the date of recordation of the Mortgage and other instruments of security except for tenant leases from time to time and those set forth in that certain Affidavit executed by Borrower on even date herewith. Borrower further warrants that it has not executed nor will it execute at any time during the term of the Loan any other assignments or instruments encumbering the items described above.

3. Application of Proceeds. The Lender shall have the right to and may receive the rents, issues, profits and income from the Property, including all rents payable under any lease hereby assigned, for application toward the reduction of the indebtedness under the Note only if and in the event the Borrower defaults in, breaches or fails to perform any one or more of the covenants and agreements contained in either (a) this Assignment, or (b) the Documents and such is not cured within the applicable curative period, if any, specified in the Mortgage. In the event of Borrower's default, breach or failure to perform which is not cured within the curative period as aforesaid, and the exercise by the Lender of its right to receive such rents, issues, profits and income, the amounts so received prior to foreclosure sale, less all costs, fees and expenses of collection, including reasonable attorneys' fees, shall be applied toward the reduction of the indebtedness under the Note. However, the exercise by the Lender of its right to receive such rents, issues, profits and income, shall not prevent the Lender from exercising any of its rights under the Documents, including its right to foreclose the Mortgage, nor any of its other rights under this Assignment, and in addition the Lender shall have and may exercise from time to time any and all rights and remedies of a secured party under the Uniform Commercial Code of the State of Florida and any and all other rights and remedies available to it under any other applicable law, including but not limited to, the right to foreclose this Assignment, the Mortgage, and any other instrument of security for the Note in the same proceedings.

4. Future Contracts, Advance Receipts and Deposit. Except in the ordinary course of business, the Borrower will not in the future and during the continuance of the lien of the Mortgage and this Assignment, or while any of the indebtedness under the Note remains unpaid, (a) enter into any agreement or contract or any amendment, modification, extension or renewal thereof for franchise, license, permit, lease, purchase agreement or any other document or contractual right covering any part or parcel of the Property, or (b) accept security or guaranty payments or deposits from lessees or tenants or accept advance payments of rent from lessees or tenants or accept advance payments of rent from lessees or tenants without first obtaining the written consent of the Lender. But the Borrower may accept rental payments or security deposits in advance for a period of up to but not more than one month. If any lessee or tenant shall make security or guaranty payments or deposits or pay rental for more than one month in advance, either such security or guaranty payment, deposit or advance rental payment shall be binding upon the Lender and if the Lender shall elect, as herein provided, to receive the rents, issues, profits and income, or in the event of foreclosure of the Mortgage, such lessee or tenant shall have no right by reason or on account of any such security or guaranty payment, deposit or advance rental payment to remain on the Property or any part thereof or to a refund by the Lender of any such security or guaranty payment, deposit or advance rental payment.

5. Proceeds of Insurance Claims. Notwithstanding any express or implied obligation of the Borrower or the Borrower's predecessor in title under any lease to rebuild or repair any improvement or structure on any part of the Property in the event of damage or destruction by fire or other casualty, the Lender shall be entitled in the event of any such damage or destruction by fire or other casualty to apply the proceeds of the hazard insurance payable with respect to such fire or other casualty in accordance with the terms and provisions of the Mortgage. In no event shall the Lender have any obligation to the Borrower or to any lessee or tenant to apply the hazard insurance proceeds to any repair, restoration or rebuilding of the Property or any part thereof or improvements thereon. The provisions of this paragraph 4 are subject to the rights of Borrower to use insurance proceeds in the event of a casualty loss to restore the premises as set forth in paragraph 4 of the Mortgage.

6. Taxes. In the event any tax or assessment shall be levied or assessed against the Lender on account of or incident to this Assignment, the Borrower will pay said tax as soon as it is due and payable, and if the Borrower shall fail to pay any such tax the Lender may pay the same and the amount paid shall be repaid by the Borrower to the Lender and shall be secured hereby and by the lien of the Mortgage and shall be immediately due and payable, together with interest at the highest legal rate permitted by law from time to time to be charged by Lender, from and after the date the tax was paid by the Lender.

7. Notice to Tenants. After default by the Borrower beyond any applicable cure period, the Lender may notify any lessee or tenant of the Property, or any part thereof, of the terms and provisions of this Assignment by mailing a copy of this Assignment to such lessee or tenant, or otherwise. Recordation of this Assignment in the public records of the county in which the Property is located shall constitute notice to any lessee or tenant of the terms and provisions hereof.

8. Indemnification. The Borrower will indemnify and save harmless the Lender against any and all expenses, costs and fees, including reasonable attorneys' fees, whether or not an action be brought, and including such as are incurred on appeal, which the Lender incurs or pays on account or growing out of any default, breach or failure, beyond any applicable cure period after reasonable notice, to perform by the Borrower of any one or more of the covenants and agreements contained in either (a) this Assignment, (b) any item assigned hereby now in existence, (c) any item assigned hereby and hereafter made, or (d) the Documents, and such amounts incurred shall be secured hereby and by the lien of the Mortgage.

9. Default. In the event the Borrower defaults in, breaches or fails to perform any one or more of the covenants and agreements contained in this Assignment and such breach continues for a period of thirty (30) days after written notice from Lender thereof, such shall constitute a default, breach or failure to perform under the Documents. All of the rights of the Lender hereunder shall be cumulative and not in limitation of the Lender's rights under the terms of the Documents.

10. Termination. This Assignment and all of its provisions shall end if and when the Lender shall execute and record a satisfaction of the Documents in the public records of the county in which the Property is located; otherwise the provisions hereof shall remain in full force and effect.

11. Binding Effect. All of the covenants and agreements herein shall bind, and the benefits and advantages shall inure to the benefit of the parties hereto and their respective heirs, legal representatives, grantees, successors and assigns.

12. Headings. The headings of the paragraphs contained in this Assignment are for convenience of reference only and do not form a part hereof and in no way modify, interpret or construe the meaning of the parties hereto.

13. Nonrecourse. The obligations of the Borrower hereunder are subject to the Nonrecourse provisions contained in the Mortgage.

IN WITNESS WHEREOF, the Borrower has executed this instrument under seal the day and year first above written.

Signed, Sealed and Delivered
in the Presence of:

/s/ Nydia I. McLean
SIGNATURE

/s/ Nydia I. McLean
NAME LEGIBLY PRINTED,
TYPEWRITTEN OR STAMPED
/s/ Jennifer Dzieminski
SIGNATURE

/s/ Jennifer Dzieminski
NAME LEGIBLY PRINTED,
TYPEWRITTEN OR STAMPED

DECADE COMPANIES INCOME PROPERTIES
A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida, by its sole general partner:

By: DECADE COMPANIES, a Wisconsin general
partnership, by its managing general partner:

By: /s/ JEFFREY KEIERLEBER
    JEFFREY KEIERLEBER

Brookfield Lakes Corporate Center
250 Patrick Boulevard, Suite 140
Brookfield, WI 53045-5864

STATE OF WISCONSIN
COUNTY OF MILWAUKEE

The foregoing instrument was acknowledged before me this 4th day of October, 1999, by JEFFREY KEIERLEBER, as Managing General Partner of DECADE COMPANIES, a Wisconsin general partnership, the sole partner of DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida, on behalf of said limited partnership.

Personally Known X OR Produced Identification
Type of Identification Provided

/s/ Mary Neese Fertl
SIGNATURE

Mary Neese Fertl
NAME LEGIBLY PRINTED,
TYPEWRITTEN OR STAMPED
(SEAL)           NOTARY PUBLIC

My Commission is permanent

EXHIBIT "A"

LEGAL DESCRIPTION

Lot 1, Block 1, of that certain subdivision known as PELICAN
SOUND, according to the map or plat thereof on file and recorded in the office of the Clerk of the Circuit Court of Pinellas
County, Florida, in Plat Book 98, pages 3 and 4, more particularly described as:

That part of the Southeast 1/4 of Section 18, and that part of the Northeast 1/4 of Section 19, Township 30 South, Range 17
East, Pinellas County, Florida, more particularly described as follows:

Beginning at a point on the North line of Section 19, Township 30 South, Range 17 East, Pinellas County, Florida, which point is
North 89 degrees 54' 50" West, 327.22 feet from the Northeast corner of said Section; thence South 00 degrees 09' 57" West,
372-67 feet; thence North 81 degrees 08' 18" East, 218.93 feet to an intersection with a line which is 111.00 feet West of and parallel with the East boundary of said Section; thence South 00 degrees 09' 57" West, along said line 652.38 feet to an intersection with the South line of the North 3/4 of the North &half; of the Northeast 1/4 of said Section; thence North 89 degrees 55'
46" West, along said line 1472.68 feet; thence North 00 degrees
14' 59" East, 790.91 feet to an intersection with the South right-of-way line of the new alignment of Gandy Boulevard (S.R.
600, a varying width right-of-way); thence along said right-of-way by the following six (6) courses:

1. North 79 degrees 47' 00" East, 258.08 feet;
2. North 7l degrees 14' 32" East, 102.50 feet;
3. North 65 degrees 57' 53" East, 293.84 feet to a point on a curve;
4. Along the arc of a curve to the right, concave to the Southeast, Radius 2809.79 feet, Delta 3 degrees 00' 03', Arc
147.16, Chord 147.14, North 70 degrees 10' 36" East;
5. Thence leaving said curve North 71 degrees 40' 31" East 299.68 feet;
6. North 72 degrees 49' 16" East, 225.58 feet;

Thence leaving said right-of-way South 00 degrees 31' 53' West,
210.57 feet to the above-mentioned point of beginning.

Exhibit Number 10.23

LOAN AGREEMENT

THIS LOAN AGREEMENT is made entered into this 5th day of October, 1999, by and between REPUBLIC BANK, a Florida banking corporation (the "Lender") and DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida (the "Borrower"), and is made in reference to the following facts:

(A) On or about the date hereof, the Lender has made a secured loan to the Borrower in the original principal amount of THIRTEEN
MILLION AND NO/100 DOLLARS ($13,000,000.00) (the "Loan").

(B) In connection with the Loan, the Borrower has executed and delivered to Lender, among other things, a note (the "Note"). The Borrower has also executed and delivered to Lender a Mortgage, Assignment of Rents, Leases, Contracts, Accounts Receivable, Accounts and Deposit Accounts, Security Agreement, Environmental Compliance and Indemnity Agreement, UCC-1 Financing Statements, and numerous other documents securing the Loan, (collectively the "Instruments of Security"). The Note and Instruments of
Security collectively comprise the "Loan Documents".

(C) The Lender has required the execution and delivery of this Agreement by the Borrower as a condition to making the Loan to Borrower, and Borrower is agreeable to such.

NOW THEREFORE, for and in consideration of the mutual covenants and conditions contained herein and other valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties covenant and agree as follows:

ARTICLE I - INTRODUCTORY PROVISIONS

1.1 Recital. The statements contained in the recitals of fact set forth above (the "Recitals") are true and correct, and the Recitals by this reference are made a part of this Agreement.

1.2 Exhibits. All exhibits attached to this Agreement are by this reference made a part hereof.

1.3 Abbreviations and Definition. The following abbreviations and definitions will be used for purposes of this Agreement:

(a) The abbreviations for the parties set forth in the Preamble will be used for purposes of this Agreement.

(b) The abbreviations and definitions set forth in the Recitals will be used for purposes of this Agreement.

ARTICLE II - LOAN

2.1 Loan. On or about the date hereof, Borrower has executed the
Note in favor of Lender in the original principal amount of Loan. The principal that is disbursed by Lender to Borrower shall bear interest and be repaid in the manner set forth in the Note.

2.2 Purpose. The purpose of the Loan evidenced by the Note is to provide funds for the refinancing of existing indebtedness encumbering the real property that will serve as partial security for the Loan, and to provide Borrower with an "Equity Extraction" as provided in the Commitment Letter between Lender and Borrower dated July 28, 1999 ("Commitment Letter"). All terms and provisions of the Commitment Letter are incorporated in this Agreement by this reference.

2.3 Funding of Equity Extraction. As indicated above, the difference between the face amount of the loan and the payoff of the Borrower's current mortgage with Marine Midland Bank and the other costs of closing shall be deemed "Equity Extraction". Borrower has the option of deferring the funding of the Equity Extraction (or any part thereof) until December 31, 1999. No further funding shall occur subsequent to December 31, 1999.
In the event Borrower elects to defer the funding of the Equity Extraction (or any part thereof), the monthly payment under the Note shall be amended for 3 months to reflect the deferring of funding, and further amended upon final disbursement of the Equity Extraction proceeds. These revised payment amounts shall supersede the Note.

ARTICLE III - FINANCIAL AND OPERATIONAL DISCLOSURES

At all times during the term of the Loan, the Borrower shall provide to Lender the following:

(a) No later than forty-five (45) days after the end of Borrower's fiscal quarters, the Borrower shall provide to Lender its unaudited management-prepared quarterly financial statements, including, without limitation, a balance sheet, profit and loss statement, and statement of cash flows, with supporting schedules, along with a current rent roll.

(b) No later than ninety (90) days after the end of each fiscal year of Borrower, the Borrower shall provide to Lender its: (i) annual audited financial statements reflecting its operations and that of its subsidiaries, including, without limitation, a balance sheet, profit and loss statement and statement of cash flows, with supporting schedules; (ii) its contingent liability listings; (iii) its rent roll on the Property, and a schedule of all debt payments, with supporting schedules, certified by Borrower in favor of Lender, all in form and content acceptable to Lender in its sole discretion. Furthermore, Borrower will provide to Lender a detailed breakdown of all non-Property expenses charged by the Decade Companies to Pelican Sound Apartments.

(c) No later than thirty (30) days following the submission by Borrower and DECADE COMPANIES, a Wisconsin general partnership ("Decade") of their tax returns and all supporting documentation therefor to the Internal Revenue Service, Borrower and Decade shall provide copies of all such documentation to Lender.

All of the foregoing reports and information must be provided by Borrower and Decade to Lender in form and content acceptable to Lender in its reasonable discretion and shall be certified to Lender as to completeness and accuracy by Borrower or Decade, as the case may be. All financial statements shall be prepared in accordance with generally accepted accounting principles consistently applied. Additionally, Borrower and Decade shall furnish such additional financial information or reports as Lender shall reasonably request from time to time during the term of the Loan.

ARTICLE IV - REPRESENTATIONS AND WARRANTIES

The Borrower represents and warrants to the Lender as follows:

4.1 Organization. Standing. Corporate Power. The Borrower is a limited partnership duly formed, validly existing and in good standing under the laws of the State of Wisconsin, and is authorized to do business in the State of Florida. The Borrower has appropriate power and authority to own its properties and to carry on its business as now being conducted, and the Borrower has appropriate power and authority to execute and perform this Agreement and to deliver the Note and all other documents, instruments and agreements provided for herein.

4.2 This Agreement. The execution and performance by the Borrower of this Agreement, the borrowings hereunder, and the execution and delivery of the Note and all other documents, instruments and agreements provided for herein: (a) have been duly authorized by all requisite partnership action; (b) will not violate any provision of law or of the Borrower's Partnership Agreement as amended to the date hereof; and (c) will not violate or be in conflict with, result in a breach of, or constitute a default under any indenture, agreement and other instrument to which the Borrower is a party or by which it or any of its properties is bound, or any order, writ, injunction or decree of any court or governmental institution.

4.3 Litigation. There are no actions, suits or proceedings pending, or to the knowledge of the Borrower, threatened against or adversely affecting the Borrower at law or in equity or before or by any federal agency or instrumentality, domestic or foreign, which involve any of the transactions herein contemplated or the possibility of any judgment or liability which may result in any material and adverse change in the business, operations, prospects, property or assets, or in the condition, financial or otherwise, of the Borrower. The Borrower is not in default with respect to any judgment, order, writ, injunction, decree, or, to Borrower's knowledge, rule or regulation of any court, or federal, state, municipal or other governmental department.

4.4 Financial Statement. The Borrower has heretofore furnished to the Lender balance sheets, income statements, and other financial information which are correct and complete and accurately present the financial condition and the results of the operation of the Borrower as of the dates thereof. Since the date of the last furnishing of said financial statements, there has been no material adverse change in the financial condition of the Borrower.

4.5 Taxes. The Borrower has filed or caused to be filed all federal and state tax returns which are required to be filed by applicable law, and Borrower has paid or caused to be paid all taxes as shown on said returns or on any assessment received by it and not being contested in good faith, to the extent that such taxes have become due.

4.6 Other Instruments. Except as reflected on the financial statements described in Section 4.4 hereof, the Borrower is not a party to any agreement or instrument or subject to any charter or other restrictions adversely affecting its business, properties or assets, operations or condition, financial or otherwise.

4.7 Property and Assets. The Borrower has good and marketable title to all the property and assets reflected on the most recent financial statements furnished to the Lender, except such as have been disposed of in the ordinary course of business since the date of said financial statements, and all such property and assets are free and clear of mortgages, pledges, liens, charges or other encumbrances, except as are reflected on the financial statements.

4.8 Regulation U. No part of the proceeds of the Loan will be used to purchase or carry, or to reduce or retire any loan incurred to purchase or carry, any margin stocks (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System) or to extend credit to others for the purpose of purchasing or carrying any such margin stocks. The Borrower is not engaged in the business of extending credit, nor is one of the Borrower's important activities extending of credit, for the purpose of purchasing or carrying such margin stocks. If requested by the Lender, the Borrower shall furnish to the Lender in connection with any loan hereunder a statement in conformity with the requirements of Federal Reserve Form U-1 referred to in said regulation.

4.9 Continuity of Representations and Warranties. All of the foregoing representations and warranties shall be true and correct at the time of the making of each advance under the Loan pursuant to this Agreement.

ARTICLE V - CONDITIONS PRECEDENT

The obligation of the Lender to make the Loan hereunder is subject to the following conditions precedent:

(a) Representations and Warranties. In order to induce the Lender to enter into this Agreement and to make the Loan herein provided for and disbursements thereunder, the Borrower represents and warrants to the Lender that on the date of each borrowing or disbursement hereunder, the representations and warranties set forth in this Agreement shall be true and correct on and as of the date of such borrowing or disbursement, with the same force and effect as though such representations and warranties had been made on and as of such date.

(b) No Default. At the time of each borrowing or disbursement hereunder, the Borrower has observed and performed all of the terms, conditions and agreements set forth herein on its part to be observed or performed and no "Event of Default" (as that term is defined below), nor any event which, upon notice or lapse of time or both, would constitute such an Event of Default, shall have occurred and be continuing.

(c) Liens and Encumbrances. The properties and assets of the Borrower, real, personal and mixed, are not subject to any liens, encumbrances or security interests or outstanding financing statements, whether filed or unfiled, except for liens for taxes not yet due and liens, encumbrances or security interests on personal or real property as reflected in the Borrower's financial statements heretofore delivered to Lender or which shall be paid out of the proceeds of the Loan.

(d) Litigation. There are no actions, suits, proceedings or claims pending or threatened against or affecting the Borrower, the result of which might substantially affect the financial condition, business or operations of the Borrower.

ARTICLE VI - AFFIRMATIVE COVENANTS

The Borrower covenants and agrees with the Lender that from the date hereof and so long as the Loan is outstanding, unless the Lender shall otherwise consent in writing delivered to the Borrower, it will:

6.1 Partnership Existence. Do or cause to be done all things necessary to preserve, renew and keep in full force and effect Borrower's partnership existence, and all Borrower's rights, licenses, permits and franchises required at the date hereof, or which may be required in the future conduct of its business, and comply with all laws and regulations applicable to it that materially affect the Borrower, and conduct and operate its business in the same lines and in substantially the same manner in which presently conducted and operated, and at all times maintain, preserve and protect all property used and useful in the conduct of its business with respect to the Property, and maintain same in good working order and condition.

6.2 Insurance. Keep the Property adequately insured at all times by financially sound and reputable insurers, and maintain such insurance to such extent and against such risks, including liability insurance, fire, windstorm, and other risks insured against by extended coverage as is acceptable to Lender in its reasonable discretion. Borrower will furnish Lender with a copy of such insurance policies containing an endorsement in favor of Lender as loss payee as its interest may appear.

6.3 Obligations and Taxes. Pay all indebtedness and obligations promptly and in accordance with normal terms, and pay and discharge promptly all taxes, assessments and governmental charges or levies imposed upon it or in respect of its property, before the same shall become in default, as well as all lawful claims for labor, materials and supplies or otherwise which, if unpaid, might become a lien or charge upon such properties or any part thereof.

6.4 Records. The Borrower will keep and maintain full and accurate rent rolls and accounts and records of its operations with respect to the Property, and will permit Lender and its designated officers, employees, agents and representatives, to have access thereto and to make examination thereof at all reasonable times, to make audits, and to inspect and otherwise check the Property.

6.5 Deposit Accounts. As long as the Borrower reasonably believes the level of service with Lender is competitive with other financial institutions in Pinellas County, Florida, at all times during the term of the Loan, Borrower agrees to establish a deposit account with Lender with respect to the Property (with no minimum deposit requirements), and to utilize such account for revenue derived from the Property.

ARTICLE VII - NEGATIVE COVENANTS

The Borrower covenants and agrees with Lender that from the date hereof and so long as the Loan is outstanding, unless the Lender shall otherwise consent in writing delivered to the Borrower (which consent will not be unreasonably withheld), it will not:

7.1. Indebtedness. With respect to the Property, create or incur any indebtedness except in the ordinary course of business for goods and services, and will not incur, create, assume or permit to exist any indebtedness or liability for borrowed money or any indebtedness evidenced by notes, bonds, debentures or similar obligations, except for presently existing indebtedness set forth in the financial statements heretofore delivered to Lender and the Note evidencing the Loan described herein.

7.2 Loans. With respect to the Property, guarantee, endorse or assume any debt, or pledge its credit in any manner, directly or indirectly, except in favor of Lender or in the ordinary course of business.

7.3 Liens. Incur, create, assume or permit to exist any mortgage, pledge, lien, charge, security interest or other encumbrance of any nature whatsoever on the Property, except to Lender, other than: (a) liens for taxes or assessments and similar charges either: (i) not delinquent; or (ii) being contested in good faith by appropriate proceedings and as to which the Borrower shall have set aside on its books adequate reserves; and (b) currently existing indebtedness consented to in writing by Lender.

7.4 Change of Control. Make a material management or ownership change in the composition of Decade, which effectively changes the control of the Borrower.

7.5 Compliance with Laws Generally. Be in violation of any law, ordinance, governmental rules or regulations to which Borrower is subject, or fail to obtain any licenses, permits, franchises or other governmental authorizations necessary to the ownership of the Property, or to the conduct of its business, which violation or failure to obtain might materially adversely affect the business, prospects, profits, properties or condition (financial or otherwise) of Borrower.

ARTICLE VIII - COLLATERAL

As security for the full and timely payment of the Note, including future advances, together with interest thereon, as well as any renewals, modifications or extensions thereof, and to secure performance of all obligations of Borrower to Lender, however or whenever created, Borrower covenants and agrees that it has previously granted to Lender a first security interest subject to no other liens, encumbrances or security interests in and to all of the items of security as are set forth in the Instruments of Security (collectively the "Collateral").

ARTICLE IX - DEFAULTS AND REMEDIES

9.1 Events of Default. If any one or more of the following events (herein called "Events of Default") shall occur for any reason whatsoever (and whether such occurrences shall be voluntary or involuntary, or come about or be effected by operation of law or pursuant to or in compliance with any judgment, decree or order of any court, or any order, rule or regulation of any administrative or governmental body), then Lender shall be entitled to the remedies set forth in Section 9.2 of this Agreement. The Events of Default shall include, but not be limited to, the following:

(a) Any representation or warranty made herein or in any report, certificate, financial statement or other instrument furnished in connection with this Agreement or the borrowing hereunder shall prove to be false or misleading in any material respect;

(b) Default beyond the applicable curative period shall occur in the payment of interest or principal on any indebtedness referred to herein, including the Note, when and as the same shall become due and payable, whether at the due date thereof or by acceleration or otherwise;

(c) Any default beyond the applicable curative period shall occur in the due observance or performance of any covenant, agreement or other provision of this Agreement or the Loan Documents other than for the payment of money, including without limitation the invalidation or loss of priority of any lien or assignment contemplated to be given to Lender pursuant to the Loan
Documents;
(d) The Borrower shall: (i) apply for or consent to the appointment of a receiver, trustee in bankruptcy for benefit of creditors, or liquidator of it or any of its property; (ii) admit in writing its inability to pay its debts as they mature; (iii) make a general assignment for the benefit of creditors; (iv) be adjudicated a bankrupt or insolvent; (v) file a voluntary petition in bankruptcy, or a petition or an answer seeking reorganization or an arrangement with creditors, or seeking to take advantage of any bankruptcy, reorganization, insolvency, readjustment of debt, dissolution or liquidation law or statute or an answer admitting an act of bankruptcy alleged in a petition filed against it in any proceeding under any such law; or (vi) take any action for the purposes of effecting any of the foregoing;

(e) An order, judgment or decree shall be entered against the Borrower with the application, approval or consent of the Borrower by any court of competent jurisdiction, approving a petition seeking its reorganization or appointing a receiver, trustee or liquidator of the Borrower, or of all or a substantial part of the assets thereof, and such order, judgement or decree shall continue unstayed and in effect for any period of sixty
(60) days from the date of entry thereof, or

(f) Borrower's corporate existence shall be dissolved or terminated, whether voluntarily or involuntarily.

9.2 Remedy. Upon the occurrence of any Event of Default, Lender may, at its option, declare all indebtedness of principal and interest due and payable, whereupon the Note (notwithstanding any provisions hereof or thereof) shall be immediately due and payable, and Lender shall have and may exercise from time to time any and all rights and remedies available to it under any applicable law; and Borrower shall promptly pay all costs of Lender of collection of any and all liabilities, and enforcement of rights hereunder, including reasonable attorney's fees, and legal expenses of any repairs to any of the Collateral, and expenses of repairs to any realty or other property to which any of the Collateral may be affixed. Any notice of sale, disposition or other intended action by Lender sent to Borrower, at the address of Borrower specified herein or at any other address shown on the records of the Lender at least ten (10) days prior to such action, shall constitute reasonable notice to Borrower. Expenses of retaking, holding, preparing for sale, selling, or the like shall include Lender's reasonable attorney's fees and legal expenses. All rights, powers and remedies contained herein or in any other agreement, instrument or document executed in connection herewith are cumulative.

ARTICLE X - MISCELLANEOUS

10.1 Notices. All notices, requests or other communications to be given to the Borrower or the Lender hereunder shall be sufficiently given and shall be deemed given, when given by hand-delivery to such person at the street address of such person set forth below, or when mailed by registered or certified mail, postage prepaid, addressed as follows:

If to the Borrower:

Brookfield Lakes Corporate Center
250 Patrick Boulevard, Suite 140
Brookfield, WI 53045

If to Lender:

111 Second Avenue Northeast
St. Petersburg, FL 33701

The parties hereto may, by notice given under this Section 10.1 to the others, designate any further or different addresses to which subsequent notices, requests or other communications shall be sent.

10.2 Survival of Representations. All covenants, agreements, representations and warranties made herein and in the certificates delivered pursuant hereto shall survive the making by Lender of the Loan herein contemplated and the execution and delivery to Lender of the Note evidencing such Loan and shall continue in full force and effect so long as any indebtedness created hereunder is outstanding and unpaid. All covenants and agreements by or on behalf of either party which are contained or incorporated in this Agreement shall bind and inure to the benefit of the successors and assigns of both parties hereto.

10.3 Effect of Delay. Neither any failure nor any delay on the part of Lender in exercising any right, power or privilege hereunder or under the Note shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise or the exercise of any other right, power or privilege.

10.4 Expenses. Subject to the terms of the Loan Commitment
Letter, the Borrower will pay, and indemnify and hold harmless the Lender against any liability with respect to, all out-of-pocket expenses reasonably incurred by Lender in connection with the preparation of this Agreement or the borrowings hereunder. Additionally, the Borrower will pay and indemnify and hold harmless the Lender against any liability with respect to, and all out-of-pocket expenses reasonably incurred by Lender in connection with the enforcement of the rights of Lender in connection with this Agreement, or with the Loan made or the Note issued hereunder, including but not limited to the fees of and expenses of counsel for Lender. The provisions of this Section
10.4 shall survive the execution of this Agreement and the repayment of the Note.

10.5 Modification and Waivers. No modification or waiver of any provision of this Agreement or of the Note nor consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be in writing, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Borrower in any case shall thereby entitle the Borrower to any other or further notice or demand in the same, similar or other circumstances.

10.6 Business Day. Should any installment on the Note become due and payable on other than a business day of the Lender, the maturity thereof shall be extended to the next succeeding business day with interest on the principal amount thereof at the rate set forth therein.

10.7 Remedies Cumulative. Any rights or remedies of the Lender hereunder or under the Note or any other security agreement or writing shall be cumulative and in addition to every other right or remedy contained therein or herein, whether now existing or hereafter at law or in equity or by statute or otherwise.

10.8 Binding Agreement. This Agreement shall be binding upon
Borrower and its successors and assigns and the terms hereof shall inure to the benefit of Lender and its successors and assigns.

10.9 Exhibits. All references to "Exhibits" contained herein are references to exhibits attached to the Agreement, the terms and conditions of which are made a part hereof for all purposes, the same as if set forth herein verbatim.

10.10 Number and Gender of Words. Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

10.11 Captions. The captions, headings, and arrangements used in this Agreement are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

10.12 Invalid Provisions. If any provision of this Agreement is held to be illegal, invalid, or unenforceable under present or future laws effective during the term of this Agreement, such provision shall be fully severable, and this Agreement shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part.

10.13 All Loans Constitute One Loan. All loans and/or advances made hereunder shall constitute one loan and the obligations of such loans and/or advances shall constitute one obligation secured by the Collateral provided for herein.

10.14 Construction. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida, regardless of the state in which it is executed.

10.15 Nonrecourse. The obligations of the Borrower hereunder are subject to the Nonrecourse provisions contained in the Mortgage.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.

Signed, sealed and delivered
in the presence of:

REPUBLIC BANK, a Florida banking
corporation

By:
Its                   President

(CORPORATE SEAL)

As to Lender

DECADE COMPANIES INCOME PROPERTIES A LIMITED PARTNERSHIP, a
Wisconsin limited partnership authorized to do business in the
State of Florida, by its sole general partner:
By: DECADE COMPANIES, a Wisconsin
general partnership, by its managing general partner:

By:/s/Jeffrey Keierleber
      JEFFREY KEIERLEBER

/s/Nydia I. McLean
   Nydia I. McLean

/s/Jennifer Dzieminski
   Jennifer Dzieminski

STATE OF FLORIDA
COUNTY OF PINELLAS

The foregoing instrument was acknowledged before me this ___day of _______________, 1999, by __________________________, the
____________ President of REPUBLIC BANK, a Florida banking corporation, on behalf of the corporation.

Personally Known X OR Produced Identification
Type of Identification Provided

SIGNATURE


NAME LEGIBLY PRINTED,
TYPEWRITTEN OR STAMPED
(SEAL)           NOTARY PUBLIC

My Commission is permanent


STATE OF WISCONSIN
COUNTY OF MILWAUKEE

The foregoing instrument was acknowledged before me this 4th day of October, 1999, by JEFFREY KEIERLEBER, as Managing General Partner of DECADE COMPANIES, a Wisconsin general partnership, the sole partner of DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida, on behalf of said limited partnership.

Personally Known X OR Produced Identification
Type of Identification Provided

/s/Mary Neese Fertl
SIGNATURE

Mary Neese Fertl
NAME LEGIBLY PRINTED,
TYPEWRITTEN OR STAMPED

(SEAL)           NOTARY PUBLIC

My Commission is permanent

EXHIBIT "A"

LEGAL DESCRIPTION

Lot 1, Block 1, of that certain subdivision known as PELICAN
SOUND, according to the map or plat thereof on file and recorded in the office of the Clerk of the Circuit Court of Pinellas
County, Florida, in Plat Book 98, pages 3 and 4, more particularly described as:

That part of the Southeast 1/4 of Section 18, and that part of the Northeast 1/4 of Section 19, Township 30 South, Range 17
East, Pinellas County, Florida, more particularly described as follows:

Beginning at a point on the North line of Section 19, Township 30 South, Range 17 East, Pinellas County, Florida, which point is
North 89 degrees 54' 50" West, 327.22 feet from the Northeast corner of said Section; thence South 00 degrees 09' 57" West,
372.67 feet; thence North 81 degrees 08' 18" East, 218.93 feet to an intersection with a line which is 111.00 feet West of and parallel with the East boundary of said Section; thence South 00 degrees 09' 57" West, along said line 652.38 feet to an intersection with the South line of the North 3/4 of the North &half; of the Northeast 1/4 of said Section; thence North 89 degrees 55'
46" West, along said line 1472.68 feet; thence North 00 degrees
14' 59" East, 790.91 feet to an intersection with the South right-of-way line of the new alignment of Gandy Boulevard (S.R.
600, a varying width right-of-way); thence along said right-of-way by the following six (6) courses:

1. North 79 degrees 47' 00" East, 258.08 feet;
2. North 7l degrees 14' 32" East, 102.50 feet;
3. North 65 degrees 57' 53" East, 293.84 feet to a point on a curve;
4. Along the arc of a curve to the right, concave to the Southeast, Radius 2809.79 feet, Delta 3 degrees 00' 03', Arc
147.16, Chord 147.14, North 70 degrees 10' 36" East;
5. Thence leaving said curve North 71 degrees 40' 31" East 299.68 feet;
6. North 72 degrees 49' 16" East, 225.58 feet;

Thence leaving said right-of-way South 00 degrees 31' 53' West,
210.57 feet to the above-mentioned point of beginning.

Exhibit Number 10.24

SECURITY AGREEMENT

THIS SECURITY AGREEMENT (the "Agreement") is executed this 5th day of October, 1999, by DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida (the "Borrower"), in favor of REPUBLIC BANK, a Florida banking corporation (the "Lender"), and is made in reference to the following facts:

(A) The Borrower is the owner in fee simple to that certain parcel of real property and all improvements thereon located in Pinellas County, Florida and more particularly described in Exhibit "A" attached hereto and by this reference made a part hereof (the "Property").

(B) On or about the date hereof, the Lender has made a loan to the Borrower in the original principal amount of THIRTEEN MILLION AND N0/100 ($13,000,000.00) (the "Loan"). The Loan is evidenced by a promissory note, which will sometimes be referred to herein as the "Note", and is secured by a mortgage (the "Mortgage") the terms and provisions of both of which are incorporated in and made a part hereof. The Mortgage secures the Note and encumbers the Property as a first lien thereon.
(C) The Loan is further secured by certain other instruments and all of such instruments of security and the Note and Mortgage shall be referred to collectively herein as the "Documents".

(D) Lender has required Borrower to grant Lender a first security interest and lien in the tangible and intangible personal property of Borrower located on or incident to the Property, however arising or created, and whether now existing or hereafter arising, existing or created, and the proceeds thereof as described in Exhibit "B" attached hereto and by this reference made a part hereof (the "Collateral").

NOW THEREFORE, for and in consideration of the premises and other good and valuable consideration, the Borrower does hereby covenant, agree, warrant and represent with and to Lender as follows:

1. Recitals. The statements contained in the recitals of fact set forth above (the "Recitals") are true and correct and the Recitals by this reference are made a part of this Agreement.


2. Security Interest. Borrower does hereby grant to Lender a first security interest and lien in the Collateral as additional security to secure the payment of principal, interest and other sums due or to become due under the Note and any and all extensions, modifications or renewals of the Note, and all present and future indebtedness, obligations, and liabilities contained in or referred to or which may hereafter arise in connection with or as contemplated by the Mortgage and any other instrument of security for the Note, and any and all modifications or extensions of the Mortgage and such other instruments of security, and all obligations and liabilities of Borrower hereunder, all of which are hereinafter referred to as the "Obligations."

3. Use and Location of Collateral. The Collateral was and shall be acquired and is and shall be used primarily for business use. The Collateral shall be kept at and on the Property, upon which is or will be constructed certain appurtenant improvements.

4. Payment. To pay and perform, all and singular, the Obligations, including but not limited to the payment of sums of principal and interest and other sums payable by virtue of the Note and the Mortgage promptly when due, to perform all of Borrower's agreements in the Mortgage and herein and to pay all taxes and assessments levied or assessed against the Collateral, against this Security Agreement and against the Obligations secured hereby, whether such taxes and assessments be against the Collateral, the Obligations, the Borrower, the Lender, or another. All such taxes and assessments shall be paid by Borrower before they become delinquent, and before the date they would have become delinquent or within ten (10) days after payment of same, whichever shall be sooner, Borrower shall deliver to Lender official receipts, or copies thereof, showing payment.

5. Insurance. To keep the Collateral continuously insured against loss by fire, theft, tornado, windstorm, flood and such other hazards, as may from time to time be required by Lender, in companies and in amounts in each company as may be approved by and acceptable to Lender; all such insurance policies shall be in form acceptable to Lender with loss payable to Lender as its interest may appear, and each and every such policy or certified copies thereof shall be promptly delivered to and held by Lender. Not less than thirty (30) days in advance of the expiration of each such policy Borrower shall deliver to Lender a renewal or certified copy thereof, together with the receipt, or copy thereof, for the premium for such renewal. In the event of loss the insurance claim proceeds, or any part thereof, shall be applied by Lender in the manner set forth in the Mortgage.

6. Protection of Lender's Security. Borrower is and will be the owner of the Collateral free and clear from any lien, security interest or encumbrance, except for the lien and the obligations of this Security Agreement. No financing statement covering any of the Collateral is on file in any public office. Borrower will from time to time at the request of Lender execute one or more financing statements and such other documents (and pay the costs of filing or recording the same in all public offices deemed necessary or desirable by Lender) and do such other acts and things, all as Lender may request to establish and maintain a valid perfected first security interest in the Collateral to secure the payment and performance of the Obligations. From time to time upon the request of the Lender, Borrower will furnish an inventory of the Collateral to Lender, which inventory shall specifically describe the Collateral by make, model and serial number insofar as possible.

7. Replacement of Collateral. To keep the Collateral, all and singular, on the Property and not to remove or permit same to be removed therefrom without the prior written consent of the Lender except that Borrower shall be entitled to dispose of such of the Collateral as has become unfit for continued use provided Borrower simultaneously replaces same with property of similar kind and for like use and provided the purchase price of any such replacement shall have been paid in full and provided that the lien of this Security Agreement shall continue upon any such replacement. To use reasonable care and diligence to preserve and keep the Collateral in good condition and not to permit or commit any waste, impairment or deterioration thereof and to use same only for the purpose for which same is now agreed upon to be used in connection with said improvements.

8. Sale or Encumbrance. Except as set forth in paragraph 7 above, not to sell or attempt to sell any of the Collateral and not to create or permit any other security interest or other lien or encumbrance upon such Collateral without the prior written consent of the Lender.

9. Costs and Attorneys' Fees. To pay, all and singular, the expenditures, costs, charges and expenses, including reasonable attorneys' fees and costs of title searches and information requests, incurred or paid at any time by the Lender because of the failure on the part of the Borrower promptly and fully to perform and pay the Obligations, and all such costs, charges and expenses shall be immediately due and payable and shall bear interest at the highest legal rate permitted by law to be charged by Lender from time to time, from date of payment by Lender until repaid by Borrower and, together with such interest, shall be secured by the lien of this Security Agreement.

10. Default. Borrower shall be in default under this Agreement upon the happening of any of the following events or conditions:
(a) failure or omission to perform or pay when due any of the Obligations (including any installment thereof or interest thereon); (b) any warranty, representation or statement made or furnished to Lender by or on behalf of Borrower proves to have been false in any material respect when made or furnished; (c) Borrower makes an assignment for the benefit of creditors; (d) a Receiver is appointed for Borrower or any part of the Collateral;
(e) Borrower files a Petition in Bankruptcy, is adjudicated a bankrupt, or files any petition or institutes any proceedings under the Bankruptcy Code with respect to Borrower's assets and liabilities; or (f) Borrower defaults in, breaches or fails to perform any one or more of the covenants and agreements contained in the Obligations, including without limitation, this Security Agreement, the Note, the Mortgage, or any other instrument executed by Borrower in connection with the loan secured hereby on even date herewith or hereafter.

11. Acceleration. Upon the occurrence of any monetary default which remains uncured for thirty (30) days, or should a nonmonetary default remain uncured for thirty (30) days or more following provision of written notice to Borrower from Lender specifying with particularity such event of nonmonetary default (or, if such nonmonetary default cannot be reasonably cured within the thirty (30) day period, if the Borrower does not commence to cure such nonmonetary default within the thirty (30) day period or thereafter fails to diligently and continuously proceed to cure such nonmonetary default), Lender may, at its option, declare all Obligations, or any of them (notwithstanding any provision thereof), immediately due and payable without demand or notice of any kind and the same thereupon shall immediately become and be due and payable without demand or notice, and Lender shall have and may exercise from time to time any and all rights and remedies of a Lender under the Uniform Commercial Code of the State of Florida and any and all other rights and remedies available to it under any other applicable law, including the right to foreclose this Agreement and the Mortgage in the same proceedings. Notwithstanding anything contained in the preceding sentences of this paragraph 11 to the contrary, there shall be no requirement of a curative period as set forth above in the event of a default described in subparagraphs (c), (d) or (e) of paragraph 10 hereof. Upon request or demand of Lender, Borrower shall, at Borrower's expense, assemble the Collateral and make it available to the Lender and Borrower shall promptly pay all costs of Lender of collection of any and all of the Obligations and enforcements of rights hereunder, including reasonable attorneys' fees and legal expenses and expenses of any repairs to any of the Collateral and expenses of any repairs to any realty or other property to which any of the Collateral may be affixed or be a part. Expenses of retaking, holding, preparing for sale, selling or the like, shall include those incurred on appeal, if any.

12. Waiver. No waiver by Lender of any default shall operate as a waiver of any other default or of the same default on a future occasion. No delay or omission on the part of Lender in exercising any right or remedy shall operate as a waiver thereof or the exercise of any other right or remedy.
13. Provisions Cumulative. The provisions of this Agreement are cumulative and in addition to the provisions of the Note secured by this Agreement and the provisions of the Mortgage and other instruments securing the Note and Lender shall have all the benefits, rights and remedies of and under the Note and any other instrument securing same. All rights of Lender hereunder shall inure to the benefit of its successors and assigns and all obligations of Borrower hereunder shall bind the successors and assigns of Borrower.

14. Florida Contract. This Agreement has been delivered in the State of Florida and shall be construed in accordance with the laws of Florida.

15. Severability. Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity only, without invalidating the remainder of such provision or of the remaining provisions of this agreement.

16. Designation of Personal and Real Property. Notwithstanding any other provisions hereof, Borrower, by the execution and delivery hereof, and Lender, by the acceptance hereof, recognize and agree that certain items or portions of the Collateral may be now or hereafter so attached to the buildings and improvements as to become fixtures or a part of the realty and as such, encumbered as a part of the realty by the Mortgage, and nothing herein shall be considered as an agreement or to imply that any such item of the Collateral which is or may hereafter be attached to and a part of the realty is personal property as distinguished from real estate, and nothing herein shall be construed to limit or diminish the lien effected by the Mortgage upon the realty, including any of the Collateral which is or may become a part of the realty.

17. Nonrecourse. The obligations of the Borrower hereunder are subject to the Nonrecourse provisions contained in the Mortgage.

18. Headings. The headings of the paragraphs contained in this Agreement are for convenience of reference only and do not form a part hereof and in no way modify, interpret or construe the meaning of the parties hereto.
IN WITNESS WHEREOF, Borrower has executed this instrument under seal the day and year first above written.

Signed, Sealed and Delivered
in the Presence of:

/s/Nydia I. McLean
   SIGNATURE

/s/Nydia I. McLean
NAME LEGIBLY PRINTED, TYPEWRITTEN
OR STAMPED

DECADE COMPANIES INCOME PROPERTIES
A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida, by its sole general partner:

By: DECADE COMPANIES, a Wisconsin general
partnership by its managing general partner:

By:/s/Jeffrey Keierleber
      JEFFREY KEIERLEBER

Brookfield Lakes Corporate Center
250 Patrick Boulevard, Suite 140
Brookfield, WI 53045-5864

/s/Jennifer Dzieminski
   SIGNATURE

/s/Jennifer Dzieminski
NAME LEGIBLY PRINTED, TYPEWRITTEN
OR STAMPED

As to Borrower

STATE OF WISCONSIN
COUNTY OF MILWAUKEE

The foregoing instrument was acknowledged before me this 4th day of October, 1999, by JEFFREY KEIERLEBER, as Managing General Partner of DECADE COMPANIES, a Wisconsin general partnership, the sole partner of DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida, on behalf of said limited partnership.

Personally Known X OR Produced Identification
Type of Identification Provided

/s/Mary Neese Fertl
SIGNATURE

/s/Mary Neese Fertl
NAME LEGIBLY PRINTED, TYPEWRITTEN OR STAMPED
(SEAL)
NOTARY PUBLIC

My Commission is permanent

EXHIBIT "A"

LEGAL DESCRIPTION

Lot 1, Block 1, of that certain subdivision known as PELICAN
SOUND, according to the map or plat thereof on file and recorded in the office of the Clerk of the Circuit Court of Pinellas
County, Florida, in Plat Book 98, pages 3 and 4, more particularly described as:

That part of the Southeast 1/4 of Section 18, and that part of the Northeast 1/4 of Section 19, Township 30 South, Range 17
East, Pinellas County, Florida, more particularly described as follows:

Beginning at a point on the North line of Section 19, Township 30 South, Range 17 East, Pinellas County, Florida, which point is
North 89 degrees 54' 50" West, 327.22 feet from the Northeast corner of said Section; thence South 00 degrees 09' 57" West,
372.67 feet; thence North 81 degrees 08' 18" East, 218.93 feet to an intersection with a line which is 111.00 feet West of and parallel with the East boundary of said Section; thence South 00 degrees 09' 57" West, along said line 652.38 feet to an intersection with the South line of the North 3/4 of the North &half; of the Northeast 1/4 of said Section; thence North 89 degrees 55'
46" West, along said line 1472.68 feet; thence North 00 degrees
14' 59" East, 790.91 feet to an intersection with the South right-of-way line of the new alignment of Gandy Boulevard (S.R.
600, a varying width right-of-way); thence along said right-of-way by the following six (6) courses:

1. North 79 degrees 47' 00" East, 258.08 feet;
2. North 7l degrees 14' 32" East, 102.50 feet;
3. North 65 degrees 57' 53" East, 293.84 feet to a point on a curve;
4. Along the arc of a curve to the right, concave to the Southeast, Radius 2809.79 feet, Delta 3 degrees 00' 03', Arc
147.16, Chord 147.14, North 70 degrees 10' 36" East;
5. Thence leaving said curve North 71 degrees 40' 31" East 299.68 feet;
6. North 72 degrees 49' 16" East, 225.58 feet;

Thence leaving said right-of-way South 00 degrees 31' 53' West,
210.57 feet to the above-mentioned point of beginning.

All rights, title and interest of Borrower in and to the minerals, soil, flowers, shrubs, crops. trees, timber and other emblements now or hereafter on the Property described in Exhibit
"A" (herein referred to as "Property") or under or above the same or any part or parcel thereof.

All machinery, apparatus, equipment, fittings, fixtures, whether actually or constructively attached to the Property and including all trade, domestic and ornamental fixtures and articles of personal property of every kind and nature whatsoever now or hereafter located in, upon or under the Property or any part thereof and used or usable in connection with any present or future operation of the Property and now owned or hereafter acquired by Borrower, including, but without limiting the generality of the foregoing, all heating, air conditioning, freezing, lighting, laundry, incinerating and power equipment; engines; pipes; pumps; tanks; motors; conduits; switchboards, plumbing, lifting, cleaning, fire prevention, fire extinguishing, refrigerating, ventilating and communications apparatus; boilers, ranges, furnaces, oil burners or units thereof; appliances; air-cooling and air conditioning apparatus; vacuum cleaning systems; elevators; escalators; shades; awnings; screens; storm doors and windows; stoves; wall beds; refrigerators; attached cabinets; partitions; ducts and compressors; rugs and carpets; draperies; furniture and furnishings; together with all building materials and equipment now or hereafter delivered to the Property and intended to be installed therein, including but not limited to lumber, plaster, cement, shingles, roofing, plumbing, fixtures, pip, lath, wallboard, cabinets, nails, sinks, toilets, furnaces, heaters, brick, tile, water heaters, screens, window frames, glass, doors, flooring, paint, lighting fixtures and unattached refrigerating, cooking, heating and ventilating appliances and equipment; together with all additions and accessions thereto and replacements thereof.

All of the water, sanitary and storm sewer systems now or hereafter owned by the Borrower which are now or hereafter located by, over, and upon the Property or any part and parcel thereof, and which water system includes all water mains, service laterals, hydrants, valves and appurtenances, and which sewer system includes all sanitary sewer lines, including main, laterals, manholes and appurtenances.

All paving for streets, roads, walkways or entrance ways now or hereafter owned by Borrower and which are now or hereafter located on the Property or any part or parcel thereof.

All of Borrower's interest as lessor in and to all leases or rental arrangements of the Property, or any part thereof, heretofore made and entered into, and in and to all leases or rental arrangements of the Property hereafter made and entered into by Borrower during the life of the security agreements or any extension or renewal thereof, together with all rents and payments in lieu of rents, together with any and all guarantees of such leases or rental arrangements and including all present and future security deposits and advance rentals.

Any and all awards or payments, including interest thereon, and the right to receive the same, as a result of (a) the exercise of the right of eminent domain, (b) the alteration of the grade of any street, or (c) any other injury to, taking of, or decrease in the value of the Property described in Exhibit "A" or in this Exhibit.

All of the right, title and interest of the Borrower in and to all unearned premiums accrued, accruing or to accrue under any and all insurance policies now or hereafter provided pursuant to the terms of security agreements, and all proceeds or sums payable for the loss of or damage to (a) the Property described in Exhibit "A", or herein, or (b) rents, revenues, income, profits or proceeds from leases, franchises, concessions or licenses of or on any part of the Property.

All contracts and contract rights of Borrower arising from contracts entered into in connection with development, construction upon or operation of the Property.

All Borrower's rights to any fictitious or other names or tradenames used in conjunction with the said real and personal property.

All furniture, furnishings, appliances and equipment and all other tangible personal property now or hereafter owned or acquired by the Borrower or now or hereafter located or installed at or in any other improvement on the Property or elsewhere at or on the Property, together with all accessories and parts now attached to or used in connections with any such Property or which may hereafter at any time be placed in or added thereto and also any and all replacements and proceeds of any such Property.

EXHIBIT "B"

Exhibit Number 10.25

SUBORDINATION AGREEMENT

THIS SUBORDINATION AGREEMENT (the "Agreement") is executed this 5th day of October , 1999 by DECADE COMPANIES, a Wisconsin general partnership (the "Partnership") and DECADE PROPERTIES, INC., a Wisconsin corporation authorized to do business in the State of Florida (the "Corporation") (the Partnership and Corporation will be sometimes collectively referred to below as the "Subordinating, Party") in favor of REPUBLIC BANK, a Florida banking corporation (the "Lender"), and is made in reference to the following facts:

(A) On or about the date hereof, the Lender has agreed to make a secured loan to DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida (the "Borrower") in the original principal amount of THIRTEEN MILLION AND N0/100 DOLLARS ($13,000,000.00) (the "Loan"). The Loan is evidenced by a Note (the "Note"), which Note is secured by a Mortgage (the "Mortgage"), and other instruments of security (collectively, with the Mortgage, the "Instruments of Security"), all as more particularly described and defined in a Loan Agreement being executed by the parties hereto on or about the date hereof (the "Loan Agreement"). The Loan Agreement, together with the Note, Instruments of Security and the numerous other documents described in the Loan Agreement, collectively comprise the "Loan Documents". The Mortgage and other Instruments of Security encumber the real property and all improvements therein more particularly described on Exhibit "A" attached hereto (the "Property").

(B) On or about November 30, 1993, Borrower, as owner, and Corporation, as manager, entered into a Property Management Agreement, a copy of which is attached hereto as Exhibit "B" (the "Management Agreement"). Among other things, the Management Agreement provides for certain property management fees to be paid by Borrower to the Corporation as more specifically described therein (collectively the "Management Payments").

(C) Under the terms of a Charge Back Agreement between Borrower, as owner of the Property, and the Partnership, as service provider, which agreement is codified in the Section entitled Reimbursable Expenses on Page 42 of the Prospectus of Borrower dated June 3, 1987 (the "Charge Back Agreement"), the Partnership is entitled to receive certain administrative charge-back payments more specifically described therein.

(D) As a condition to making the Loan to Borrower, Lender has required that the Subordinating Party subordinate all of their right, title and interest to receive any and all payments, monies or compensation of any kind due and payable under the Management Agreement and/or Charge Back Agreement, not including amounts with respect to reimbursements to unaffiliated third parties (but, with respect to the Charge Back Agreement, only to the extent such payments, monies or compensation relate to services or materials provided to or for the benefit of the Property), as such agreements currently exist, or as they maybe amended from time to time in the future (collectively, the "Subordinated Payments"), and this Agreement accomplishes the same.

NOW THEREFORE, in consideration of the premises and other valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agrees as follows:

1. Recitals. The statements contained in the recitals of fact set forth above are true and correct, and are by this reference are made a part of this Agreement.

2. Exhibit. The exhibits attached to this Agreement are by this reference made a part hereof.
3. Warranties and Representations. Each Subordinating Party hereby warrants and represents to the Lender as follows:

(a) Each Subordinating Party has received good and valuable consideration for its execution of this Agreement.

(b) All action or authority exists or has occurred so as to duly authorize the appropriate representative of each Subordinating Party to execute this Agreement on behalf of the Subordinating Party so as to fully and legally bind the Subordinating Party to the terms of this Agreement.

(c) A list of all currently existing Subordinated Payments owed by Borrower to Subordinated Party is set forth on Exhibit "C" attached hereto.

4. Subordination. Each Subordinating Party hereby agrees so long as any indebtedness of the Loan or Loan Documents remain outstanding that:

(a) To the extent the Subordinated Payments are secured in any way whatsoever, whether now or at any time in the future, by any property of the Borrower, including but not limited to the Property, any lien, mortgage, security interest or other form of encumbrance whatsoever that the Subordinating Party may have to secure the Subordinated Payments are and shall be at all times junior and subordinate to: (i) the Loan and all Loan Documents; and (ii) any lien, mortgage, security interest or other form of encumbrance in favor of Lender which secures the Loan, whether or not such lien, mortgage, security interest or other form of encumbrance securing the Loan is now in existence or arises at any time in the future. This provision shall not be construed to grant the Borrower the authority to create any security interest in contravention of the Loan Documents.

(b) The Borrower shall not pay, and Subordinating Party shall not receive, any prepayments, or advance payments whatsoever on the Subordinated Payments, whether said payment is in the form of principal, interest or otherwise. Provided, however, all regularly scheduled payments set forth in the Management Agreement and Charge Back Agreement (collectively the "Payment Documents") may continue to be paid by Borrower to the Subordinated Party strictly in accordance with the terms and provisions of such documents, but only for so long as no Event of Default (as defined in the Mortgage) shall have occurred. Following the occurrence of any Event of Default, all future payments of any variety on account of the Subordinated Payments shall cease until the Event of Default is cured.

(c) The terms of this paragraph 4 shall be operative and indicative of the priority of the security interest of the Lender and Subordinated Party with respect to the Property, regardless of the perfection of any such security interests thereby.

(d) The Payment Documents shall not be modified, amended or supplemented without the prior written consent of Lender.

5. Payment. Should any payment or distribution of proceeds or security be received by Subordinated Party upon or with respect to any indebtedness owed by the Borrower to Subordinated Party subsequent to the date of this Agreement on account of the Subordinated Payments, Subordinated Party shall immediately deliver the same to Lender in the form received (except for endorsement or assignment by Subordinated Party where required by Lender), for application in accordance with the Loan Documents between Borrower and Lender, and, until so delivered, the same shall be held in trust by Subordinated Party as the property of Lender.

6. Default. In the event of any Event of Default: (i) any payment or distribution of assets of the Borrower of any kind or character, whether in cash, securities or other property, which would otherwise be payable to or deliverable upon or with respect to the Subordinated Payments, shall be paid or delivered directly to Lender for application in accordance with the Loan Documents between the Borrower and Lender until the Event of Default is cured. Lender shall have the right to enforce, collect and receive every such payment or distribution and give acquittance therefor, and Lender is hereby authorized, as attorney-in-fact for Subordinated Party, to vote and prove the indebtedness of the Borrower to Subordinated Party in any of the above described proceedings or in any meeting of creditors of the Borrower.

7. Restrictions of Remedies. In consideration of the agreement of the Lender to make the Loan, until the Lender's Loan shall be paid in full, Subordinated Party shall not take any action to enforce its rights to receive the Subordinated Payments, except with the Lender's prior written consent.

8. Continuity. This Agreement shall constitute a continuing agreement of subordination, and Lender may, without notice to Subordinated Party, lend monies, extend credit and make other financial accommodations to or for the account of the Borrower on the faith hereof until written notice of revocation of this Agreement as to future transactions shall be delivered by Lender to Subordinated Party. Any such notice of revocation shall not affect this Agreement in relation to any obligations or liabilities of the Borrower then existing.

9. Modification. Lender, at any time and from time to time, either before or after any such notice of revocation, may enter into such agreement or agreements with Borrower as Lender may deem proper extending the time of payment or renewing or otherwise altering the terms of all or any of the indebtedness of Borrower to Lender or affecting any security underlying any or all of such indebtedness, or may exchange, sell or surrender or otherwise deal with any security, or may release any balance of funds of Borrower with Lender, without notice to Subordinated Party and without in any way impairing or affecting this Agreement.

10. Delay. Lender's delay in or failure to exercise any right or remedy shall not be deemed a waiver of any obligation of Subordinated Party or right of Lender. This Agreement may be modified, and any of Lender's rights hereunder waived, only by agreement in writing signed by Lender and the parties to this Agreement.

11. Benefit. This Agreement shall inure to the benefit of Lender, its successors and assigns and bind the successors and assigns of Subordinated Party and the Borrower.

12. Governing Law. This Agreement shall be construed and governed by the laws of the State of Florida, and shall be enforceable in the Circuit Court of Pinellas County, Florida.

IN WITNESS WHEREOF, the parties have executed this Agreement this 5th day of October, 1999.

Signed, sealed and delivered
in the presence of:

/s/Nydia I. McLean

/s/Jennifer Dzieminski
As to Partnership

PARTNERSHIP:

DECADE COMPANIES, s Wisconsin general partnership, by its managing general partner:

By: /s/ Jeffrey Keierleber
    JEFFREY KEIERLEBER

CORPORATION:

DECADE PROPERTIES, INC., a Wisconsin corporation authorized to do business in the State of Florida

By: /s/ Jeffrey Keierleber
Its       President

(CORPORATE SEAL)

/s/Nydia I. McLean

/s/Jennifer Dzieminski
As to Corporation

LENDER:

REPUBLIC BANK, a Florida banking corporation
By:
Its President

(CORPORATE SEAL)

As to Lender

EXHIBIT "A"

LEGAL DESCRIPTION

Lot 1, Block 1, of that certain subdivision known as PELICAN
SOUND, according to the map or plat thereof on file and recorded in the office of the Clerk of the Circuit Court of Pinellas
County, Florida, in Plat Book 98, pages 3 and 4, more particularly described as:

That part of the Southeast 1/4 of Section 18, and that part of the Northeast 1/4 of Section 19, Township 30 South, Range 17
East, Pinellas County, Florida, more particularly described as follows:

Beginning at a point on the North line of Section 19, Township 30 South, Range 17 East, Pinellas County, Florida, which point is
North 89 degrees 54' 50" West, 327.22 feet from the Northeast corner of said Section; thence South 00 degrees 09' 57" West,
372-67 feet; thence North 81 degrees 08' 18" East, 218.93 feet to an intersection with a line which is 111.00 feet West of and parallel with the East boundary of said Section; thence South 00 degrees 09' 57" West, along said line 652.38 feet to an intersection with the South line of the North 3/4 of the North &half; of the Northeast 1/4 of said Section; thence North 89 degrees 55'
46" West, along said line 1472.68 feet; thence North 00 degrees
14' 59" East, 790.91 feet to an intersection with the South right-of-way line of the new alignment of Gandy Boulevard (S.R.
600, a varying width right-of-way); thence along said right-of-way by the following six (6) courses:

1. North 79 degrees 47' 00" East, 258.08 feet;
2. North 7l degrees 14' 32" East, 102.50 feet;
3. North 65 degrees 57' 53" East, 293.84 feet to a point on a curve;
4. Along the arc of a curve to the right, concave to the Southeast, Radius 2809.79 feet, Delta 3 degrees 00' 03', Arc
147.16, Chord 147.14, North 70 degrees 10' 36" East;
5. Thence leaving said curve North 71 degrees 40' 31" East 299.68 feet;
6. North 72 degrees 49' 16" East, 225.58 feet;
Thence leaving said right-of-way South 00 degrees 31' 53' West,
210.57 feet to the above-mentioned point of beginning.

Exhibit "B"

PROPERTY MANAGEMENT AGREEMENT

THIS AGREEMENT, dated November 30, 1993, is by and between DECADE
COMPANIES INCOME PROPERTIES, a Wisconsin limited partnership
("Owner") and DECADE PROPERTIES, INC., a Wisconsin corporation
("Manager").

BACKGROUND:

Owner has acquired a 379 unit apartment complex located in St. Petersburg, Florida, known as Pelican Sound Apartments ("The Property"). In connection with such acquisition, Owner desires to retain Manager to manage the Property on behalf of Owner on the terms and for the compensation set forth below.

THE PARTIES THEREFORE AGREE AS FOLLOWS:

1. Appointment and Acceptance. Owner hereby appoints and retains
Manager to perform the services set forth herein, and Manager hereby accepts such appointment and employment, subject to the conditions of this Agreement.

2. Efforts and Conflicts. Manager agrees to use commercially reasonable and continual efforts to fulfill its obligations hereunder. Owner acknowledges that Manager has been, is and will be engaged to perform duties for other entities, including Affiliates of Owner and of Manager that are similar to those duties to be performed under this Agreement. Owner further acknowledges that it has no exclusive right to Manager's services.

3. Term of Agreement. This Agreement shall remain in full force and effect until terminated as provided below.

4. Compensation. For services rendered hereunder, Owner shall pay to Manager an amount equal to five percent (5%) of rental income received from the Property (excluding security deposits), plus any miscellaneous income received from the operation of the Property (including rental of parking spaces coin-operated laundry facilities, and security deposits retained for breach of leases and resident damage), and an amount equal to one-half (1/2) of the first month's rent on any newly-leased apartment unit payable monthly. The parties acknowledge that this compensation is competitive with that charged in the area for comparably sized projects and for comparable quality and quantity of service.

5. Manager's Authority. Duties and Obligations. During the term of this Agreement, manager shall provide the following services and, in the performance of such services, shall have the authority indicated to act as agent on behalf of owner:

(a) To advertise the availability for rental of the Property or any part thereof and to display "For Rent" signs thereon; to sign, renew and/or cancel leases for the Property or any part thereof in Manager's own name without prior approval of owner; to collect rents due or to become due and give receipts therefore; to terminate tenancies and to sign and serve in its own name or in the name of Owner such notices as are appropriate; to institute and prosecute legal actions; to evict tenants and to recover possession of the Property; to sue for, in its own name or in the name of owner and recover rents and other sums due; and when expedient, to settle, compromise and release such actions or suits or reinstate such tenancies. Any residential lease executed for Owner by Manager shall not exceed a period of one (1) year.

(b) To keep the Property in good condition and repair under the supervision of Owner; to make or cause to be made and to supervise repairs and alterations on Owner's behalf; to purchase supplies and pay all bills therefore. Manager agrees to secure the prior approval of Owner on all expenditures in excess of $1,000 for any one item, except monthly or recurring operating charges and/or emergency repairs in excess of ouch maximum if, in the opinion of manager, such repairs are necessary to protect the Property from damage, or to maintain service to the tenants as called for in their lease.

(c) To hire, discharge and supervise all independent contractors retained in connection with the operation and maintenance of the Property.

(d) To borrow money in the name of Owner provided such funds are used exclusively for payment of expenses related to the Property.

(e) To make contracts for electricity, gas, fuel, water, telephone, window cleaning, ash or rubbish hauling and other services or such of them as Manager shall deem advisable.

(f) To carry at Owner's expense necessary public liability insurance with a minimum limit of $1,000,000 in coverage and workmen's compensation insurance adequate to protect the interests of the parties hereto; which policies shall, if possible, be so written as to protect Manager in the same manner and to the same extent they protect Owner and will name Manager as an additional insured under the policy; and acquire fire, liability, steam boiler, pressure vessel, or any other insurance required.

(g) To pay, on behalf and at the direction of Owner, mortgage and other indebtedness relating to the Property.

(h) To follow the directions of any consultants retained by Owner for the establishment of the Property's procedures and controls.

(i) To bond by a fidelity bond all of the Manager's employees who are responsible for the handling of money.

(j) To pay all taxes and special assessments for public improvements now or hereafter assessed or levied against and on the Property as they become due and to deliver to Owner and to Owner's mortgagee copies of receipts evidencing payment thereof.
Payments may be made in installments as permitted by the municipality.

(k) To pay all costs of data processing and/or computer processing charges in connection with the accounting and controls established by Owner for the Property.

(l) To perform such other services as may be reasonably directed by owner in the diligent management of the Property.

6. Records and Reports. Manager will have the following responsibilities with respect to records and reports:

(a) Manager, at the direction and expense of owner, will maintain a comprehensive system of records, books and accounts relative to the operation of the Property (as opposed to the Partnership records and accounts of Owner) in a manner satisfactory to Owner and according to systems and procedures established for Owner by Manager under separate agreement. All records, books and accounts shall be subject to examination at reasonable hours by any authorized representative of Owner.

(b) Manager shall render monthly statements of receipts and disbursements and remit the balance due Owner after deduction of the amounts payable to Manager pursuant to Paragraphs 4 and 7 hereof.

(c) Manager will furnish such information (including occupancy reports) as may be requested by owner from time to time with respect to the financial, physical or operational condition of the Property.

7. Reimbursement of Expenses. In addition to the compensation payable under Paragraph 4, Owner shall reimburse Manager for the costs including all goods, materials and services used for or by Owner, and for all expenses of Manager on behalf of Owner and directly relating to the prudent operation of the Property, including site by site bookkeeping services. In the case of services performed by employees of Manager, the reimbursable costs shall be based upon the time actually spent by such employees in performing such services as supported by time records multiplied by a rate established by Manager to cover the costs directly related to the employment of such persons; however such amounts charged to Owner will not exceed those which Owner generally would be required to pay to independent parties for comparable services in the area in which the Property is located. Excluded from the allowable reimbursement herein are rent or depreciation, utilities, capital equipment, salaries, fringe benefits, travel expenses and any other administrative items incurred or allocated to any "Controlling Persons" as such term is defined in Owner's Amended and Restated Agreement of Limited Partnership.

8. Termination of Agreement. Either party hereto may terminate this Agreement upon not less than 30 days nor greater than 60 days notice prior to each calender year end. Owner shall pay to Manager upon the termination by either party all accrued but unpaid property management fees plus any amounts payable pursuant to Paragraphs 7 and 9.

9. Pending Leases. Upon and after the termination of the Agreement pursuant to Paragraph 8, Owner shall pay to Manager, in one lump sum, an amount equal to five percent (5%) of the rental to be paid after the date of termination under leases for apartment units in force as of such date for the balance of the terms of such leases. in addition, Owner shall recognize Manager as the broker in any pending negotiations for the rental of any apartment units, and in the event of the consummation of such leases. In addition, Owner shall pay to Manager, in one lump sum on the date of said consummation, a commission at the rate of five percent (5%) of the total rents to be paid under such new leases.

10. Entire Agreement, Amendments. This Agreement constitutes the entire understanding between the parties hereto with respect to the subject matter hereof. The rights and obligations specified herein are intended to be construed as separate and independent from any other prior, contemporaneous or subsequent agreements among the parties hereto. No amendment or modification of the Agreement will be valid unless made by supplemental agreement in writing.

11. Assignability. The rights under this Agreement may be assigned and the duties hereunder may be delegated by Manager without the consent of Owner provided that such delegation shall not relieve Manager of its obligations to Owner hereunder.

12. Severability. If any of the provisions of this Agreement are judicially held to be invalid, the remainder of this Agreement shall not be affected thereby.

13. Choice of Law. This Agreement shall, in all respects, be governed by and construed in accordance with, the laws of the State of Wisconsin.

DECADE PROPERTIES, INC.

By: /s/ Jeffrey Keierleber
    Jeffrey Keierleber,
    President

DECADE COMPANIES INCOME PROPERTIES

By: DECADE COMPANIES

By: /s/ Jeffrey Keierleber
    Jeffrey Keierleber,
    Managing General, Partner

EXHIBIT "C"

LIST OF EXISTING SUBORDINATED PAYMENTS

None as of the date hereof

Exhibit Number 10.26

ENVIRONMENTAL COMPLIANCE AND INDEMNITY AGREEMENT

THIS ENVIRONMENTAL COMPLIANCE AND INDEMNITY AGREEMENT (the "Agreement"), is made and entered into this 5th day of October 1999 by DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida (the "Borrower") in favor of REPUBLIC BANK, a Florida banking corporation (the "Lender"), and is made in reference to the following facts:

(A) On or about the date hereof, Lender has made or will make a loan to the Borrower in the original principal amount of $13,000,000.00 (the "Loan"). The Loan is evidenced by a note (the "Note") and secured by a Mortgage (the "Mortgage"), both of even date herewith. The Note, Mortgage and all other documents evidencing, securing or otherwise relating to the Loan are hereinafter called the "Loan Documents". The mortgaged property (the "Property") includes the land as more fully described in Exhibit "A" attached hereto and by reference made a part hereof, including all buildings and other improvements now or hereafter located thereon, and any real property hereinafter encumbered by the lien of the Mortgage.

(B) The Borrower will realize direct and indirect benefits from the making of the Loan.

(C) The Lender would not be willing to make and to cause to be made the Loan if Hazardous Substances (as defined below) were present on, under or about the Property in violation of applicable Environmental Laws (as defined below) or if the operations and activities of Borrower were in violation of applicable Environmental Laws.

(D) As a material inducement to the Lender's making of the Loan, the Borrower has agreed to make certain warranties, representations and covenants regarding the presence of Hazardous Substances on, under or about the Property and the operation and activities of Borrower, and to indemnify and hold the Lender harmless from and against any and all liability, damages, losses, claims, costs and expenses resulting from or arising out of any claim, demand, cost or judgment made against the Lender by any party including, without limitation, a governmental authority, in connection with the presence of Hazardous Substances in or about the Property or any failure to comply with Environmental Laws with respect to the Property or any operations and activities of Borrower.

(E) As a condition to making the Loan, the Lender requires that the representations, covenants and indemnification herein contained shall survive the full satisfaction of the Loan, as the continuing, absolute and unconditional joint and several liability of the Borrower.

NOW THEREFORE, in consideration of and in order to induce the Loan by the Lender and for other good and valuable consideration, the receipt and sufficiency of such consideration being hereby acknowledged, the Borrower intending to be legally bound, hereby to Borrower's knowledge, represents, covenants and agrees for itself and its successors and assigns as follows:

(1) Recitals. The above recitals are true and correct and are incorporated herein by this reference.

(2) Inquiry. Borrower has made all reasonable inquiry and investigation into the present condition of the Property and the previous ownership and uses of the Property consistent with good commercial or customary practice in an effort to minimize liability with respect to Hazardous Substances.

(3) Use of Property. Neither Borrower nor any other person or entity to the Borrower's knowledge, after all reasonable inquiry and investigation, has ever used the Property as a facility for the manufacture, processing, distribution, use, transportation, handling, storage, treatment or disposal of any Hazardous Substances (except for such Hazardous Substances kept in small quantities as is customary for similar apartment projects), and Borrower will not in the future use the Property for any such purposes.

(4) Compliance. To Borrower's knowledge, the Property is now and at all times hereafter will continue to be in full compliance with all federal, state and local Environmental Laws, which Environmental Laws include but are not limited to, the Comprehensive Environmental Response, Compensation and Liability
Act of 1980 ("CERCLA"), 42 U.S.C. § 9601, et.seq., the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), Public Law 99-499, 100 Stat. 1613, the Resource Conservation and Recovery
Act ("RCRA"), 42 U.S.C. § 6901, et seq., the Florida Resource Recovery and Management Act, Section 403.701, et seq.., Florida Statutes, the Pollutant Spill Prevention and Control Act, Section 376.011-376.17 and 376.19-376.21 Florida Statutes, and all
federal, state and local environmental statutes, ordinances, rules and regulations whether now existing or in the future enacted, promulgated, adopted, entered or issued, both within and outside present contemplation of Borrower and the Lender.

(5) Property. After reasonable inquiry and investigation, to Borrower's knowledge, the Property has never contained either asbestos, PCBs or other toxic materials, whether used in construction or stored on the Property, except as set forth in the Environmental Audit provided to Lender.

(6) Storage Tanks. After reasonable inquiry and investigation, any above-ground or underground storage tanks on the Property have been properly registered with the Florida Department of Environmental Regulation and are in full compliance with the standards for stationery tanks contained in Chapter 17-761 or 17-762, Florida Administrative Code ("F.A.C."), any local tank regulation program authorized under Chapter 17-63, F.A.C., and regulations for underground storage tanks promulgated by the U.S. Environmental Protection Agency in 40 CFR Part 280. Borrower further represents that to the best of its knowledge there has never been a discharge, as that term is defined in Rule 17-761.200(33)(b), F.A.C., of any pollutants, contaminants or petroleum products from any of the above-ground or underground storage tanks and the Property has never been the subject of a petroleum contamination site cleanup or remediation under Chapter 17-770, F.A.C, or other applicable environmental law.

(7) Disclosure. (i) After reasonable inquiry and investigation, to Borrower's knowledge, there are no Hazardous Substances, the presence of which is limited, regulated or prohibited by any federal, state or local governmental authority or agency having jurisdiction in the Property, or which are otherwise known to pose a hazard to health or safety of occupants of the Property, located on, in or under the Property or used in connection therewith (except for such Hazardous Substances kept in small quantities as is customary for similar apartment projects); or
(ii) to Borrower's knowledge, Borrower has fully disclosed to the Lender in writing the existence, extent and nature of any Hazardous Substance, which Borrower is legally authorized and empowered to maintain on, in or under the Property or use in connection therewith, (except for such Hazardous Substances kept in small quantities as is customary for similar apartment projects); and Borrower has obtained and will maintain all licenses, permits and approvals required with respect thereto, and is in full compliance with all of the terms, conditions and requirements of such licenses, permits and approvals.

(8) Change in Use. Borrower shall promptly notify Lender in writing of any change in the nature or extent of any Hazardous Substances maintained on, in or under the Property or used in connection therewith, and will transmit to Lender copies of any citations, orders, notices or other material governmental or other communication received with respect to any Hazardous Substances.

(9) Discharge. Borrower shall not cause or permit to exist, as a result of an intentional or unintentional act or omission on its part, a releasing, discharging, spilling, leaking, pumping, emitting, pouring, emptying or dumping of a "Hazardous Substance" into waters or unto lands of the State of Florida or the waters of the United States, or into waters outside the jurisdiction of the State of Florida where damage may result to the lands, waters, fish, shellfish, wildlife, biota, air and other resources owned, managed, held in trust or otherwise controlled by the State of Florida or the United States, unless said release, spill, leak, etc. is pursuant to and in compliance with the conditions of a permit issued by the appropriate federal, state or local governmental authorities.

(10) Historical Use. Neither Borrower nor any of its subsidiaries has received notice of any past, present or future events, conditions, circumstances, activities, practices, incidents, actions or plans which may interfere with or prevent compliance or continued compliance with any Environmental Laws or any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder, or which may give rise to any statutory or common law legal liability, or otherwise form the basis of any claim, action, demand, suit, proceeding, hearing, study or investigation, based on or related to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling, or the emission, discharge, release or threatened release into the environment, of any Hazardous Substance, with respect to the Property (hereinafter an "Environmental Complaint"). Without limiting the foregoing, Borrower has not received a summons, citation, notice of violation, directive, letter or other communication, written or oral, from any agency or Department of Pinellas County, the State of Florida or the U.S. Government concerning any intentional or unintentional action or omission on Borrower's part which had resulted in the releasing, discharging, spilling leaking, pumping, pouring, emitting, emptying or dumping of "Hazardous Substances" into waters or onto lands of the State of Florida, or waters of the United States, or into waters outside the jurisdiction of the State of Florida where damage may have resulted to the lands, waters, fish, shellfish, wildlife, biota, air and other resources owned, managed, held in trust or otherwise controlled by the State of Florida or the United States.

(11) Actions Pending. To Borrower's knowledge, there is no civil, criminal or administrative action, suit, demand, claim, hearing, notice or demand letter, notice of violation, investigation, or proceeding pending or threatened against the Borrower relating in any way to any Environmental Law or any plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder.

(12) Remedial Actions. Borrower shall immediately notify Lender should Borrower become aware of (i) any Hazardous Substance or other environmental problem or liability with respect to the Property, or (ii) any lien, action, or notice of the nature described in Paragraph 4 above. Borrower shall, at its own cost and expense, take all actions as shall be necessary or advisable for the clean-up of the Property, including all removal, containment and remedial actions in accordance with all applicable Environmental Laws, and shall further pay or cause to be paid at no expense to Lender all clean-up, administrative, and enforcement costs of applicable governmental agencies which may be asserted against the Property or the owner thereof.

(13) Indemnification. Borrower hereby indemnifies, reimburses, defends and holds harmless Lender, its officers, directors, employees, successors and assigns from and against all demands, claims, civil or criminal actions or causes of action, liens, assessments, civil or criminal penalties or fines, losses, damages, liabilities, obligations, costs, disbursements, expenses or fees of any kind or of any nature (including, without limitation, clean-up costs, attorneys', paralegals', consultants' or experts' fees and disbursements and costs of litigation) which may at any time be imposed upon, incurred by or asserted or awarded against, Lender directly or indirectly, related to or resulting from: (a) any acts or omissions of Borrower at, on or about the Property which contaminate air, soils, surface waters or groundwaters over, on or under the Property; (b) the breach of any representation or warranty under this Agreement; (c) pursuant to or in connection with the application of any Environmental Law, to the acts or omissions of Borrower or any other person and any environmental damage alleged to have been caused, in whole or in part, by the manufacture, processing, distribution, use, handling, transportation, treatment, storage, or disposal of any Hazardous Substance at the Mortgaged Property; or (d) the presence, whether past, present or future, of any Hazardous Substances on, in or about the Mortgaged Property in violation of applicable Environmental Laws.

Without limiting the foregoing, this indemnification provision specifically protects the Lender against any claim or action from activities described in (a), (b), (c) or (d) above, based in whole or in part upon any Environmental Law, whether now in existence or enacted in the future.

Borrower's indemnification obligation under this section shall not be limited to any extent by the term of the Loan and shall continue, survive and remain in full force and effect notwithstanding payment in full and satisfaction of the Note and the Mortgage or foreclosure under the Mortgage, or delivery of a deed in lieu of foreclosure. The provisions of this section shall be deemed to survive satisfaction of the Note or issuance of a certificate of title and shall continue in full force and effect after any foreclosure or other proceeding by which the Lender, its successors or assigns, succeeds to ownership of the Mortgaged Property.

Those liabilities, losses, claims, damages and expenses for which Lender is indemnified under this Section shall be reimbursable to Lender at Lender's option by making payments with respect thereto, without any requirement of waiting for the ultimate outcome of any litigation, claim or other proceeding, and Borrower shall pay such liability, losses, claims, damages and expenses to Lender as so incurred within thirty (30) days after notice from Lender itemizing the amounts incurred to the date of such notice. In addition to any remedy available for failure to periodically pay such amounts, such amounts shall thereafter bear interest at the highest rate permitted by law.

Borrower waives any acceptance of this indemnity by Lender. The failure of Lender to enforce any right or remedy hereunder, or to promptly enforce any such right or remedy, shall not constitute a waiver thereof nor give rise to any estoppel against Lender, nor excuse Borrower from its obligations hereunder. Any waiver of such right or remedy must be in writing and signed by Lender. This indemnity is subject to enforcement at law and/or equity, including actions for damages and/or specific performance.
(14) Environmental Law. For purposes of this Agreement, "Environmental Law" shall mean any federal, state, or local statutory or common law, ordinance, rule or regulation, whether now in existence or established or enacted in the future, relating to pollution or protection of the environment, including without limitation, any common law of nuisance or trespass, and any law, rule or regulation relating to emissions, discharges, releases or threatened releases of pollutants, contaminants or chemicals, or industrial, toxic or hazardous substances or waste into the environment (including without limitation, ambient air, surface water, groundwater, land surface or subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants or chemicals or industrial, toxic or hazardous substances or wastes.

(15) Hazardous Substance. For the purposes of this Agreement, the term "Hazardous Substance" means any substance or material (i) identified in Section 101(14) of CERCLA, 42 USC § 9601(14) and as set forth in Title 40, Code of Federal Regulations, Part 302, as the same may be amended from time to time, or (ii) determined to be toxic, a pollutant or contaminant, under federal, state or local statute, law, ordinance, rule, or regulation or judicial or administrative order or decision, as same may be amended from time to time, including but not limited to petroleum and petroleum products as defined in Sec. 376.301(10), Florida
Statutes, as same may be amended from time to time, (iii) asbestos, (iv) radon, (v) polychlorinated biphenyls and (vi) such other materials, substances or waste which are otherwise dangerous, hazardous, harmful or deleterious to human health or the environment.

(16) Environmental Audit. Lender shall have the right, in its reasonable discretion, to require Borrower to periodically perform which shall only be required if Lender reasonably believes there has been a release of hazardous substances upon the Property (at Borrower's expense) an environmental audit and, if deemed necessary by Lender, an environmental risk assessment of the Property, each of which must be satisfactory to Lender in its reasonable discretion, each of which shall include a description of the Borrower's hazardous waste management practices and/or hazardous waste disposal sites used by Borrower. Such audit and/or risk assessment must be by an environmental consultant satisfactory to Lender. Should Borrower fail to perform such environmental audit or risk assessment within 30 days of the Lender's written request, Lender shall have the right but not the obligation to retain an environmental consultant to perform said environmental audit or risk assessment. All costs and expenses incurred by Lender in the exercise of such rights shall bear interest at the default rate set forth in the Note and shall be secured by the Loan Documents and shall be payable by Borrower upon demand or charged to Borrower's loan balance at the discretion of the Lender.

(17) Default. Any breach of any warranty, representation or agreement contained in this Agreement shall be an Event of Default as that term is defined in the Loan Documents and shall entitle Lender to exercise any and all remedies provided in the Loan Documents, or otherwise permitted by law.

(18) Waiver. Any one or more of either the Borrower, or any other party liable upon or in respect of this Agreement or the Loan
Documents, may be released without affecting the liability of any party not so released.

(19) Limitations. Borrower's obligations under this Agreement shall not be subject to any non-recourse or other limitation of liability provisions in the Note, Mortgage or any of the other Loan Documents, and Borrower acknowledges that its obligations under this Agreement are unconditional, and are not limited by any such non-recourse or similar limitation of liability provisions.

(20) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original. Said counterparts shall constitute one and the same instrument and shall be binding upon each of the undersigned individually as fully and completely as if all had signed but one instrument so that the joint and several liability of each of the undersigned shall be unaffected by the failure of any of the undersigned to execute any or all of said counterparts.

(21) Governing Law. It is agreed and understood that this Agreement shall be governed by the laws of the State of Florida
(excluding the principles thereof governing conflicts of law).

(22) Severability. If any provision of this Agreement shall be contrary to the laws of the jurisdiction in which the same shall be sought to be enforced, the illegality or unenforceability of any such provision shall not affect the other terms, covenants and conditions hereof, and the same shall be binding upon Borrower with the same force and effect as though such illegal or unenforceable provision were not contained herein.

(23) Binding Effect. All of the terms of this Agreement will apply to and be binding upon, and inure to the benefit of, the heirs, devisees, personal representatives, successors and assigns of Borrower and the Lender, respectively, and all persons claiming under or through them.

IN WITNESS WHEREOF, Borrower has executed this Agreement as of the date first above written.

Signed, sealed and delivered
in the presence of:

/s/ Nydia I. McLean

/s/ Jennifer Dzieminski
As to Borrower

BORROWER:

DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a
Wisconsin limited partnership authorized to do business in the State of Florida, its sole general partner:


By: DECADE COMPANIES, a Wisconsin general partnership, its
managing general partner:

By: /s/ Jeffrey Keierleber
    JEFFREY KEIERLEBER

EXHIBIT "A"

LEGAL DESCRIPTION

Lot 1, Block 1, of that certain subdivision known as PELICAN
SOUND, according to the map or plat thereof on file and recorded in the office of the Clerk of the Circuit Court of Pinellas
County, Florida, in Plat Book 98, pages 3 and 4, more particularly described as:

That part of the Southeast 1/4 of Section 18, and that part of the Northeast 1/4 of Section 19, Township 30 South, Range 17
East, Pinellas County, Florida, more particularly described as follows:

Beginning at a point on the North line of Section 19, Township 30 South, Range 17 East, Pinellas County, Florida, which point is
North 89 degrees 54' 50" West, 327.22 feet from the Northeast corner of said Section; thence South 00 degrees 09' 57" West,
372-67 feet; thence North 81 degrees 08' 18" East, 218.93 feet to an intersection with a line which is 111.00 feet West of and parallel with the East boundary of said Section; thence South 00 degrees 09' 57" West, along said line 652.38 feet to an intersection with the South line of the North 3/4 of the North &half; of the Northeast 1/4 of said Section; thence North 89 degrees 55'
46" West, along said line 1472.68 feet; thence North 00 degrees
14' 59" East, 790.91 feet to an intersection with the South right-of-way line of the new alignment of Gandy Boulevard (S.R.
600, a varying width right-of-way); thence along said right-of-way by the following six (6) courses:

1. North 79 degrees 47' 00" East, 258.08 feet;
2. North 7l degrees 14' 32" East, 102.50 feet;
3. North 65 degrees 57' 53" East, 293.84 feet to a point on a curve;
4. Along the arc of a curve to the right, concave to the Southeast, Radius 2809.79 feet, Delta 3 degrees 00' 03', Arc
147.16, Chord 147.14, North 70 degrees 10' 36" East;
5. Thence leaving said curve North 71 degrees 40' 31" East 299.68 feet;
6. North 72 degrees 49' 16" East, 225.58 feet;

Thence leaving said right-of-way South 00 degrees 31' 53' West,
210.57 feet to the above-mentioned point of beginning.

Exhibit Number 10.27

AGREEMENT TO PROVIDE INSURANCE

Mortgagor: DECADE COMPANIES INCOME PROPERTIES - A LIMITED
PARTNERSHIP, a Wisconsin limited
partnership authorized to do business in the State of Florida

Lender: Republic Bank
111 2nd Avenue N.E.
St. Petersburg, FL 33701
INSURANCE REQUIREMENTS. Mortgagor (jointly and severally if more than one) understands that insurance coverage is required in connection with the extension of a loan and/or the providing of other financial accommodations to Mortgagor by Lender (the "Loan"). These requirements are set forth in the security documents. The following minimum insurance coverage must be provided on the following described real estate (the "Real Estate").

Collateral: 10200 Gandy Boulevard, St. Petersburg, FL (See
Exhibit "A" attached hereto).

Type. All risks, including wind damage, fire and extended coverage*.

Amount. Full insurable value.

Basis. Replacement value.

Endorsements. Standard mortgagee's clause with stipulation that coverage will not be canceled or diminished without a minimum of thirty (30) days' prior written notice to Lender, and without disclaimer of the insurer's liability for failure to give such notice. Deductible. [$5,000.00]

Mortgagor may obtain insurance from any insurance company
Mortgagor may choose that is reasonably acceptable to Lender.

[*FLOOD INSURANCE. If the Real Estate is determined to be located in an area designated by the Director of the Federal Emergency Management Agency as a special flood hazard area, Mortgagor will obtain and maintain Federal Flood Insurance in the amount of $250,000 per building, for any building that has an elevation that is below the flood zone level.]

FAILURE TO PROVIDE INSURANCE. Mortgagor acknowledges and agrees that if Mortgagor fails to provide any required flood insurance or fails to continue such insurance in force, Lender may do so at Mortgagor's expense as provided in the security documents. The cost of any such insurance, at the option of Lender, shall be (a) payable on demand, (b) added to the balance of the Loan and be apportioned among and be payable with any installment payments to become due during either (i) the term of any applicable insurance policy, or (ii) the remaining term of the Loan, or (c) be treated as a balloon payment which will be due and payable at the Loan's maturity. Any amount expended by Lender will bear interest at the rate charged under the Loan from the date incurred or paid by Lender to the date of full repayment by Mortgagor.

MORTGAGOR ACKNOWLEDGES THAT IF LENDER SO PURCHASES ANY SUCH
INSURANCE, THE INSURANCE WILL PROVIDE LIMITED PROTECTION AGAINST
PHYSICAL DAMAGE TO THE REAL ESTATE, UP TO THE BALANCE OF THE
LOAN;

HOWEVER, MORTGAGOR'S EQUITY IN THE COLLATERAL MAY NOT BE INSURED.
IN ADDITION, THE INSURANCE MAY NOT PROVIDE ANY PUBLIC LIABILITY
OR PROPERTY DAMAGE INDEMNIFICATION AND MAY NOT MEET THE
REQUIREMENTS OF ANY FINANCIAL RESPONSIBILITY LAWS.

AUTHORIZATION. For purposes of insurance coverage on the Real
Estate, Mortgagor authorizes Lender to provide to any person
(including any insurance agent or mortgage company) all information Lender deems appropriate, whether regarding the Real
Estate or the Loan.

MORTGAGOR ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS
AGREEMENT TO PROVIDE INSURANCE AND AGREES TO ITS TERMS. THIS
AGREEMENT IS DATED October 5, 1999.

MORTGAGOR:

DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a
Wisconsin limited partnership authorized to do business in the State of Florida, by its sole general partner:

By: DECADE COMPANIES, a Wisconsin general partnership, by its managing general partner

By: /s/ Jeffrey Keierleber
      JEFFREY KEIERLEBER

EXHIBIT "A"

LEGAL DESCRIPTION

Lot 1, Block 1, of that certain subdivision known as PELICAN SOUND, according to the map or plat thereof on file and recorded in the office of the Clerk of the Circuit Court of Pinellas County, Florida, in Plat Book 98, pages 3 and 4, more particularly described as:
That part of the Southeast 1/4 of Section 18, and that part of the Northeast 1/4 of Section 19, Township 30 South, Range 17 East, Pinellas County, Florida, more particularly described as follows:

Beginning at a point on the North line of Section 19, Township 30 South, Range 17 East, Pinellas County, Florida, which point is
North 89 degrees 54' 50" West, 327.22 feet from the Northeast corner of said Section; thence South 00 degrees 09' 57" West,
372-67 feet; thence North 81 degrees 08' 18" East, 218.93 feet to an intersection with a line which is 111.00 feet West of and parallel with the East boundary of said Section; thence South 00 degrees 09' 57" West, along said line 652.38 feet to an intersection with the South line of the North 3/4 of the North &half; of the Northeast 1/4 of said Section; thence North 89 degrees 55'
46" West, along said line 1472.68 feet; thence North 00 degrees
14' 59" East, 790.91 feet to an intersection with the South right-of-way line of the new alignment of Gandy Boulevard (S.R.
600, a varying width right-of-way); thence along said right-of-way by the following six (6) courses:

1. North 79 degrees 47' 00" East, 258.08 feet;
2. North 7l degrees 14' 32" East, 102.50 feet;
3. North 65 degrees 57' 53" East, 293.84 feet to a point on a curve;
4. Along the arc of a curve to the right, concave to the Southeast, Radius 2809.79 feet, Delta 3 degrees 00' 03', Arc
147.16, Chord 147.14, North 70 degrees 10' 36" East;
5. Thence leaving said curve North 71 degrees 40' 31" East 299.68 feet;
6. North 72 degrees 49' 16" East, 225.58 feet;

Thence leaving said right-of-way South 00 degrees 31' 53' West,
210.57 feet to the above-mentioned point of beginning.

Exhibit Number 10.28

ANTI-COERCION LETTER

THE FOLLOWING STATEMENT IS REQUIRED UNDER RULE 4-3.02 OF THE RULES AND REGULATIONS PROMULGATED BY THE INSURANCE COMMISSIONER RELATIVE TO
ANTI-COERCION.

The Insurance Laws of this state provide that the lender may not require the borrower to take insurance through any particular insurance agent or company to protect the mortgaged property.

The borrower, subject to the rules adopted by the Insurance Commissioner, has the right to have the insurance placed with an insurance agent or company of his choice, provided such company and/or agency meets the requirements of the lender. The lender has the right to designate reasonable financial requirements as to the company and the adequacy of the coverage.

I have read the foregoing statement, or the rules of the Insurance Commissioner relative thereto, and understand my rights and privileges and those of the lender relative to the placing of such insurance.

I have selected the Evanston Insurance Company Insurance Agency whose address is 311 Park Place Blvd., Suite 400, Clearwater, Florida 34619-3923 to write the hazard insurance covering property located at:

Pelican Sound Apartments, 10200 Gandy Boulevard, St. Petersburg, Florida.

October 5, 1999

MORTGAGOR:

DECADE COMPANIES INCOME PROPERTIES A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida, by its sole general partner:

By: DECADE COMPANIES, a Wisconsin general partnership, by its managing general partner:

By: /s/ Jeffrey Keierleber
      JEFFREY KEIERLEBER

EXHIBIT "A"

LEGAL DESCRIPTION

Lot 1, Block 1, of that certain subdivision known as PELICAN SOUND, according to the map or plat thereof on file and recorded in the office of the Clerk of the Circuit Court of Pinellas County, Florida, in Plat Book 98, pages 3 and 4, more particularly described as:
That part of the Southeast 1/4 of Section 18, and that part of the Northeast 1/4 of Section 19, Township 30 South, Range 17 East, Pinellas County, Florida, more particularly described as follows:

Beginning at a point on the North line of Section 19, Township 30 South, Range 17 East, Pinellas County, Florida, which point is North 89 degrees 54' 50" West, 327.22 feet from the Northeast corner of said Section; thence South 00 degrees 09' 57" West, 372-67 feet; thence North 81 degrees 08' 18" East,
218.93 feet to an intersection with a line which is 111.00 feet West of and parallel with the East boundary of said Section; thence South 00 degrees 09' 57" West, along said line 652.38 feet to an intersection with the South line of the North 3/4 of the North &half; of the Northeast 1/4 of said Section; thence North 89 degrees 55' 46" West, along said line 1472.68 feet; thence North 00 degrees 14' 59" East, 790.91 feet to an intersection with the South right-of-way line of the new alignment of Gandy Boulevard (S.R. 600, a varying width right-of-way); thence along said right-of-way by the following six (6) courses:

1. North 79 degrees 47' 00" East, 258.08 feet;
2. North 7l degrees 14' 32" East, 102.50 feet;
3. North 65 degrees 57' 53" East, 293.84 feet to a point on a    curve;
4. Along the arc of a curve to the right, concave to the Southeast, Radius 2809.79 feet, Delta 3 degrees 00' 03', Arc 147.16, Chord 147.14, North 70 degrees 10' 36" East;
5. Thence leaving said curve North 71 degrees 40' 31" East 299.68 feet;
6. North 72 degrees 49' 16" East, 225.58 feet;

Thence leaving said right-of-way South 00 degrees 31' 53' West,
210.57 feet to the above-mentioned point of beginning.

Exhibit Number 10.29

AGREEMENT WAIVING RIGHT TO JURY TRIAL

THIS AGREEMENT WAIVING RIGHT TO JURY TRIAL (the "Agreement") is made this 5th day of October, 1999, by and among REPUBLIC BANK, a Florida banking corporation (the "Lender") and DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP, a Wisconsin limited partnership authorized to do business in the State of Florida (the "Borrower") and is made in reference to the following facts:

(A) On or about the date hereof, the Lender has agreed to make a loan to the Borrower in the original principal amount of THIRTEEN
MILLION AND N0/100 DOLLARS ($13,000,000.00) (the "Loan").

(B) In connection with the Loan, Borrower has executed and delivered to the Lender that certain Note and Mortgage which, together with numerous other documents executed by Borrower and others in favor of Lender, collectively comprise the "Loan Documents".

(C) The Lender and Borrower acknowledge and agree that: (i) the Loan is a complex business transaction; (ii) the Loan Documents are lengthy and technical in nature and may be susceptible to misinterpretation if isolated provisions of the Loan Documents are separately reviewed; and (iii) in the event of any dispute as to the rights and obligations of the parties under the Loan Documents and otherwise with respect to the Loan, a judge, rather than a jury, would be the most efficient and best qualified trier of fact. Accordingly, the Lender and Borrower desire to waive their respective rights to a jury trial with respect to any litigation or other legal proceeding based on all or any portion of the Loan Documents, or arising out of, under or in connection with any Loan Documents or the Loan transaction.

NOW, THEREFORE, for and in consideration of the sum of TEN AND
NO/100 DOLLARS ($10.00), and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the Lender and Borrower hereby agree as follows:

1. Recital. The foregoing recitals of fact (the "Recitals") are true and correct and are hereby incorporated into this Agreement.

2. Waive. The Lender and Borrower each knowingly, voluntarily, and intentionally waive any right it or they may have to a trial by jury, with respect to any litigation or legal proceedings based on, or arising out of the Note, Mortgage, or other Loan Documents, including any course of conduct, course of dealings, verbal or written statements, or actions or omissions of any party which in any way relates to the Loan or Loan Documents. The parties hereto have specifically discussed and negotiated this waiver, and understand the legal consequences of signing this Agreement.

3. Inducement. This waiver by Borrower is a material inducement for the Lender's making of the Loan, and the Lender's waiver is a material inducement for Borrower's acceptance of the Loan and for the Borrower to execute and deliver the Note, Mortgage and other Loan Documents.

4. Joinder. At a party's request, the other parties hereto will join in asking the court in which suit is pending to try the case and decide all issues, including issues of fact, without a jury.

5. Applicability. Notwithstanding the narrower definition of the term "Loan" above, the term "Loan" as used in this Agreement will include, without limitation, any future advances, modifications, renewals, extensions, and refinancing of the Loan described in the Recitals.

6. Admissibility. If for any reason the waivers set forth in paragraph 2 are declared or found by a court of competent jurisdiction to be invalid, illegal or unenforceable, and any litigation or other legal proceeding relating to or arising in connection with the Loan or Loan Documents is in fact conducted before an impaneled jury, each party hereto agrees that it or they will not seek to have this Agreement or the existence thereof admitted into evidence with respect to such litigation or other legal proceeding. The parties hereto acknowledge that damages are an inadequate remedy for any breach of the covenant set forth in the preceding sentence and, therefore, such covenant shall be subject to enforcement by injunctive relief without the need of demonstrating the inadequacy of monetary damages.

7. Invalid Provisions. If any one or more of the provisions contained in this Agreement is declared or found by a court of competent jurisdiction to be invalid, illegal or unenforceable, such provision or portion thereof shall be deemed stricken and severed and the remaining provisions hereof shall continue in full force and effect.

8. Binding Effect. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, legal and personal representatives, successors and assigns.

9. Florida Contract. The validity, meaning and effect of this Agreement shall be determined as provided by the law of the State of Florida applicable to agreements made and to be performed in the State of Florida.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first written above.

LENDER:

REPUBLIC BANK, a Florida banking corporation

By:
Its  President

(CORPORATE SEAL)

BORROWER:

DECADE COMPANIES INCOME PROPERTIES -A LIMITED PARTNERSHIP, a
Wisconsin limited partnership authorized to do business in the State of Florida, by its sole general partner:

By: DECADE COMPANIES, a Wisconsin general partnership, by its managing general partner:

By: /s/ Jeffrey Keierleber
    JEFFREY KEIERLEBER

Exhibit Number 10.30

MORTGAGE REFINANCING SERVICES AGREEMENT

     AGREEMENT made and entered into as of this 27th day of August, 1998, by and between DECADE COMPANIES INCOME PROPERTIES, A LIMITED PARTNERSHIP (hereinafter "Owner") and DECADE PROPERTIES, INC., a Wisconsin Corporation (hereinafter "Decade").

     WHEREAS, Owner is the owner of a 379-unit multifamily residential apartment complex known as Pelican Sound Apartments, located in St. Petersburg, Pinellas County, Florida legally described in attached Exhibit A (hereinafter the "Property"); and

     WHEREAS, the Property is presently encumbered by a mortgage loan ("Existing Loan") held by Marine Midland Credit Corporation with an outstanding balance of approximately $9,710,500 bearing interest at 7.0% per annum, with final payment due December 1, 1998; and

     WHEREAS, Owner may elect to extend the term of the Existing Loan for five years at an interest rate to be determined at the time of renewal; and

     WHEREAS, Owner desires to refinance the Existing Loan; and

     WHEREAS, Decade is experienced in refinancing multifamily residential apartment projects, obtaining and evaluating loan proposals and coordinating the closing, and is qualified to advise Owner on these matters; and

     WHEREAS, Decade has agreed to perform certain services relating to said refinancing upon the terms stated herein for the period contemplated by this Agreement.

     NOW THEREFORE, in consideration of the mutual promises and covenants herein contained, the parties hereby have to agree as follows:

1. Exclusive Rights Granted. Owner gives Decade the exclusive right, and Decade hereby agrees, to perform certain services relating to the refinancing of the Existing Loan encumbering the Property under the terms and conditions hereinafter set forth.

2. Term. The term of this Agreement shall commence on the 27th day of August 1998, and shall terminate on the 31st day of December, 1999. Said refinancing must occur on or before December 31, 1999, or this Agreement shall be null and void and neither party shall have any further rights or obligations hereunder.

3. Compensation. In consideration of said services under this Agreement the Owner shall pay to Decade a fee equal to 1% of the loan amount ("Refinancing Services Fee") which is standard and customary in the industry. In addition, Owner shall pay directly or Owner shall reimburse Decade, as the case may be, an amount up to an additional 1% of the loan amount for fees paid or due to the lender or other Brokers (hereinafter defined in paragraph 7) who assist in obtaining the loan. The Refinancing Services Fee shall be paid in full at closing. Such Refinancing Services Fee shall be deemed fully earned upon payment and shall be non-refundable. Should litigation arise between the parties in connection with this Agreement, the prevailing party shall have the right to reasonable attorney fees.

4.Duties. Decade is hereby authorized to do on behalf of the Owner all things which in its sole judgement, are necessary, proper or desirable to carry out its duties and responsibilities. Such duties include, but are not limited to:

A. request and obtain proposals for first mortgage non-recourse financing from various lenders, including, but not limited to:

(i) make requests regarding the structure of a new loan with respect to the loan amount; the rate of interest; the term of the loan; the repayment terms (including the amount and frequency of periodic payments, the amortization period, and the maturity date); any prepayment penalty; any guaranties required; additional fees to be charged, if any; the loan-to-value parameters required in an appraisal; any escrow deposits required;

               (ii) evaluate loan proposals;

(iii) assist the Owner in completing loan applications;

(iv) assist the Owner in the preparation and assembly of all documentation required by the lender to make a credit and granting decision and to process and underwrite the new loan;

(v) assist in the selection of a qualified appraiser of the Property to provide a full narrative appraisal, if necessary, and negotiate a fee therefor;

(vi) assist in the selection of a qualified individual or firm to perform a Phase I Environmental Site Assessment, if necessary, and negotiate a fee therefor;

(vii)assist in the selection of a qualified structural engineer to inspect the Property and provide a physical needs assessment report, if necessary, and negotiate a fee therefor;

(viii) assist in the selection of a qualified surveyor to survey the Property, if necessary, and negotiate a fee therefor;

(ix) assist in obtaining a credit report from a qualified credit reporting agency and preparing the credit history of the Owner, if necessary, and negotiate a fee therefor;

(x) obtain a loan commitment for said refinancing acceptable to the Owner;

(xi) assist in the selection of a qualified attorney to prepare the loan closing statement and review the loan documents, and negotiate a fee therefor,

(xii) determine pay-off amounts for any outstanding mortgage encumbering the Property;

(xiii) assist in obtaining a title report and UCC search information, as well as a title policy written by an insurer that is acceptable to the lender;

               (xiv) assist in obtaining evidence that the Property will be continuously insured with acceptable property and liability insurance policies which meet the requirements of the lender;

(xv)  review the terms of the new mortgage note,

               (xvi) review the disclosure statement for the new loan,

(xvii) assist in providing information in the preparation of the loan closing statement,

(xviii) evaluate acceptable escrow and reserve requirements with the lender,

(xix) assist in providing any other documents, records or forms required to obtain and close the loan, and

(xx) in general assist in the coordination of closing said refinancing as directed by the Owner.

(B) In addition, if an environmental indemnity agreement is required by the lender with respect to hazardous material, Decade will attempt to arrange for the guarantee of any indemnity by the firm selected to perform the Phase I Environmental Site Assessment, or by a General Partner of the Owner, or by a key principal under the loan, or by the Owner, and Decade may, if necessary, pay a portion of its fee earned here under to the guarantor for such guarantee if necessary.

          (C) In addition, if additional security is required by the lender, Decade is willing to consent to the assignment of its Property Management Agreement by the Owner to lender upon a default by Owner under the documents evidencing and securing the new loan, and permit lender to terminate the Property Management Agreement without liability.
     5. Efforts. In consideration for Owner's agreements herein Decade agrees to use reasonable efforts to find a new loan for the Property. Owner agrees that Decade may perform similar services for other properties during the term of this Agreement.

     6. Owner Cooperation with Decade's Efforts. Owner agrees to cooperate with Decade in Decade's refinancing efforts and to provide Decade with all records, documents and other material in Owner's possession or control which are required in connection with the refinancing, including but not limited to, financial statements and tax returns of the Owner and key principals of the Owner, operating statements and rent rolls for the Property, and other information as required by the lender. Owner authorizes Decade to do those acts reasonably necessary to effect a refinancing and Owner agrees to cooperate fully with these efforts. Owner shall promptly notify Decade in writing of any potential lenders with whom Owner negotiates during the term of this Agreement and shall promptly refer all persons making inquiries concerning the refinancing of the Property to Decade.

     7. Other Brokers. The parties agree that Decade may work and cooperate with other mortgage brokers in refinancing the Property, including brokers from other firms acting as subagents (agents of Owner retained by Decade) and brokers representing lenders.

     8. Extension of Agreement. This Agreement may be extended by written agreement of the parties.

     9. Assignment. Any of the duties and responsibilities of Decade under this Agreement may be delegated, assigned, or subcontracted by Decade on whatever terms and conditions may be acceptable to it at any time, to any individual, corporation, or other entity including affiliates of Decade which, in the judgement of Decade, is capable of performing the same. If Decade assigns, delegates or subcontracts any of its duties and responsibilities hereunder, Decade shall continue to be primarily responsible for the fulfillment of all the obligations as set further herein. However, Decade shall not sell, assign, or otherwise transfer any of its rights and interests hereunder without the prior written consent of the Owner. Any attempted assignment hereof without said prior written consent shall be void and of no force or effect.

10. Notices. All notices or other communications provided for by this Agreement shall be made in writing and shall be deemed properly delivered when
(i) delivered personally, or (ii) by the mailing of such notice to the parties entitled thereto, registered or certified mail, postage prepaid to the parties at the following addresses (or to such address designated in writing by one party to the other):

Owner:Decade Companies Income Properties,
                              A Limited Partnership
250 Patrick Blvd., Suite 140
Brookfield, WI   53045-5864

Decade:Decade Properties, Inc.
250 Patrick Blvd., Suite 140
Brookfield, WI   53045

Notices, property mailed shall be deemed received three (3) business days after the date mailed.

     11.Entire Agreement and Waiver. This Agreement contains the entire agreement between the parties hereto and supersedes all prior and contemporaneous agreements, arrangements, negotiations and understandings between the parties hereto, relating to the subject matter hereof. There are no other understandings, statements, promises or inducements, oral or otherwise, contrary to the terms of this Agreement. No representations, warranties, covenants or conditions, express or implied, whether by statute or otherwise, other than as set forth herein have been made by any party hereto. No waiver or any term, provision, or conditions of this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be, or shall constitute, a waiver of any other provision hereof, whether or not similar, nor shall such waiver constitute a continuing waiver, and no waiver shall be binding unless executed in writing by the party making the waiver.

     12. Amendments. No supplement, modification or amendment of any term, provision or condition of this Agreement shall be binding or enforceable unless executed in writing by the parties hereto.

     13. Parties in Interest. Nothing in this Agreement, whether express or implied, is intended to confer upon any person other than the parties hereto and their respective heirs, representatives, successors and permitted assigns, any rights or remedies under or by reason of this Agreement, nor is anything in this Agreement intended to relieve or discharge the liability of any other party hereto, nor shall any provision hereof give any entity any right of subrogation against or action over against any party.

     14. Severability. Should any part, term or provision of this Agreement or any document required herein to be executed be declared invalid, void or unenforceable, all remaining parts, terms and provisions hereof shall remain in full force and effect and shall in no way be invalidated, impaired or affected thereby.

     15. Subject Headings. The subject headings of the articles, paragraphs and subparagraphs of this Agreement are included solely for purposes of convenience and reference only, and shall not be deemed to explain, modify, limit, amplify or aid in the meaning, construction or interpretation of any of the provisions of this Agreement.

     16. Applicable Law. This Agreement shall be governed by and construed and enforced in accordance with and subject to the laws of Florida.
           The undersigned have executed this Agreement as of the date first above written.

     Dated the date first above written.

OWNER

                    DECADE COMPANIES INCOME PROPERTIES,
                     A LIMITED PARTNERSHIP

                    By: DECADE COMPANIES - A GENERAL PARTNERSHIP
                        General Partner

                    By:/s/ Jeffrey
Keierleber
                       Jeffrey Keierleber,
                       General Partner of Decade Companies

                    By: DECADE 80, INC.,
                        General Partner of Decade Companies

                    By: /s/ Jeffrey
Keierleber
                       Jeffrey Keierleber,
                       President of Decade 80, Inc.

                    Attest: /s/ Micheal Sweet
                           Michael Sweet,
                           Secretary of Decade 80, Inc.

                    Decade

                    DECADE PROPERTIES, INC.

                    By: /s/ Jeffrey
Keierleber
                       Jeffrey Keierleber, President


                    Attest: /s/ Michael Sweet
                           Michael Sweet, Secretary

EXHIBIT A

ALL OF PELICAN SOUND CONDOMINIUM, according to the Declaration of Condominium recorded in Official Records Book 7449, Pages 1113 through 1174, according to the Condominium Plat Book 107, Pages 13 through 29, inclusive, recorded in the Public Records of Pinellas County, Florida.