Form 10QSB
period 2000-03-31
DECADE COMPANIES INCOME PROPERTIES
filed 2000-05-11
CIK 775840

U. S. Securities and Exchange Commission
                        Washington, D.C. 20549
                             FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000.

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

                             Form 10-QSB

                                INDEX

                            March 31, 2000

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited as to
          March 31, 2000 and the three months
          then ended).

          Balance Sheet at March 31, 2000.                  3

          Statements of Operations for the three months
          ended March 31, 2000 and 1999.                    4

          Statements of Partners' Capital
          for the three months ended March 31, 2000
          and the year ended December 31, 1999.             5

          Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999.                    6

          Notes to Financial Statements.                    7

Item 2. Management's Discussion and Analysis or Plan of
        Operation                                           7 - 14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  14

Item 6. Exhibits and Reports on Form 8-K.                  14

SIGNATURES                                                 14


Decade Companies Income Properties - A Limited PartnershipPART I. FINANCIAL INFORMATION

                      Item 1. Financial Statements

                              BALANCE SHEET

                              March 31, 2000
                                (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents               $ 4,654,560
Escrow deposits                              16,440
Prepaid expenses and other assets            70,810

       Total Current Assets               4,741,810

INVESTMENT PROPERTIES, AT COST:          32,425,138
Less: accumulated depreciation           (9,918,029)
Net Investment Property                  22,507,109
OTHER ASSETS:
Utility deposits                             40,453
Debt issue costs, net of accumulated
 amortization                               609,931
       Total Other Assets                   650,384

       Total Assets                     $27,899,303

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued taxes      $   389,150
Tenant security deposits                    125,112
Distributions payable                       172,479
Accrued interest payable                     20,532
Payables to affiliates                    3,933,764
Mortgage notes payable                   25,767,530
     Total Liabilities                   30,408,567

PARTNERS' CAPITAL:
General Partner                             (92,886)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)       (2,416,378)

Total Partners' Capital                  (2,509,264)

Total Liabilities and
 Partners' Capital                      $27,899,303



See Notes to Financial Statements.




                   STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Three Months Ended March 31
                                       2000         1999

Operating revenue:
Rental income                       $1,655,566 $  1,556,930

Operating expenses:

Operating                              673,472      698,698
Real Estate Taxes                      183,900      185,791

      Total                            857,372      884,489

Net income before
 debt service and other
 expenses                              798,194      672,441
Interest expense                      (504,916)    (444,249)
Depreciation                          (250,480)    (246,150)
Amortization of debt issue costs       (28,327)     (13,150)
Net (loss) from investment property     14,471      (31,108)

Other income (expenses):

Interest income                         41,849       17,473
Partnership management                 (65,684)     (67,947)
                                       (23,835)     (50,474)

NET INCOME (LOSS)                  $    (9,364) $   (81,582)

Net income (loss) attributable to
 General Partner (1%)              $       (94)        (816)

Net income (loss) attributable to
 Limited Partners (99%)                 (9,270)     (80,766)

                                   $    (9,364) $   (81,582)

Net income (loss) per Limited
 Partner Interest                  $     (0.69) $    (6.03)

See Notes to Financial Statements
                      STATEMENTS OF PARTNERS' CAPITAL

         (Unaudited as to the Three Months Ended March 31, 2000)

                                 General      Limited
                                 Partner     Partners'
                                 Capital      Capital     Total


BALANCES AT 12/31/98            $(88,085) $ (1,596,126) $(1,684,211)
Distributions to Partners         (3,975)     (670,019)    (673,994)

Net income for the period            268        26,541       26,809

BALANCES AT 12/31/99            $(91,792) $ (2,239,604) $(2,331,396)

Distributions to Partners         (1,000)     (167,504)    (168,504)

Net (loss) for the period            (94)       (9,270)      (9,364)

BALANCE AT 3/31/00              $(92,886) $ (2,416,378) $(2,509,264)








() denotes deficit, loss, or deduction.


 See Notes to Financial Statements.
                  STATEMENTS OF CASH FLOWS - (UNAUDITED)

                   For The Three Months Ended March 31,
                                           2000            1999

CASH PROVIDED BY OPERATIONS             $  420,677      $  125,708

INVESTING ACTIVITIES:

Additions to investment property           (78,984)        (75,058)

FINANCING ACTIVITIES:

Principal payments on mortgage notes       (90,284)        (82,224)

Distributions paid to limited partners    (167,504)       (167,504)

NET CASH (USED IN) FINANCING ACTIVITIES   (257,788)       (249,728)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                                83,905        (199,078)

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                               4,570,655       1,867,814

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   $4,654,560      $1,668,736

Supplementary disclosure of cash flow information:

          Interest paid                 $  500,311      $  437,222
          Income taxes paid                      0               0



See Notes to Financial Statements

      Decade Companies Income Properties - A Limited Partnership

                            March 31, 1998Decade Companies Income Properties -
A Limited Partnership
                             Form 10-QSB
             March 31, 2000NOTE A--BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
  10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
 In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

    For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on
          Form 10-KSB for the year ended December 31, 1999.

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

    Information contained in this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the
    Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may,"
    "will," "expect, "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely effect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii)
  the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this
                   Quarterly Report on Form 10-QSB.

                        RESULTS OF OPERATIONS

  Operating revenue from rental income was $1,655,000 in the quarter ended March 31, 2000, compared to $1,557,000 for the same period in 1999, an increase of 6.3%. Rental income was provided by the three sites for the comparative three month periods as follows:

                                                        Percent
                   Three Months Ended         Increase  Increase
                 3/31/00        3/31/99      (Decrease)  (Decrease)
Pelican Sound  $  679,000     $  654,000     $   25,000     3.8%
Meadows II        546,000        519,000         27,000     5.2%
Town Place        430,000        384,000         46,000    12.0%
Total          $1,655,000     $1,557,000     $   98,000     6.3%

  The $98,000 increase in rental income is attributed primarily to a 2% increase in gross potential rent and a 4% increase in occupancy
      (from 88% to 92%). The $46,000 increase at Town Place is attributed to a 2% increase in gross potential rent, plus a 7%
     increase in average occupancy (from 86% to 93%). The $27,000 increase at The Meadows II is attributed to a 2% increase in gross potential rent plus a 4% increase in average occupancy (from 88% to 92%). The $25,000 increase at Pelican Sound is attributed to a 2% increase in gross potential rent, plus a 2% increase in occupancy
                         (from 89% to 91%).

 The average monthly gross potential rent per unit at the Apartments for the first quarter of 2000, and the comparative period in 1999 is set forth below:

                                 Number
                                of Units      2000        1999
       Pelican Sound               379        $644        $634
       The Meadows II              316        $621        $609
       Town Place                  240        $634        $622
       All Rental Units            935        $633        $622

   "Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.  As a general rule the asking rents are the same as the actual rents eventually established by the rental agreements and are comparable with existing market conditions.

 The average occupancy level at the Apartments for the quarter ended
   March 31, 2000, and the comparable period in 1999, is set forth below:
                                         Three Months Ended
                                         3/31/00     3/31/99

        Pelican Sound                       91.1%       89.4%
       The Meadows II                      91.7%       88.4%
       Town Place                          93.4%       86.1%
        All Rental Units                    91.9%       88.2%

 The range of occupancy levels at the Apartments for the three month period ended March 31, 2000, and the comparable period in 1999, is set forth below:
                                        Three Months Ended
                                        3/31/00     3/31/99

       Pelican Sound                     87.8-94.1% 88.5-90.5%
      The Meadows II                    91.0-92.4% 88.1-89.1%
      Town Place                        93.0-93.8% 85.6-86.8%
       All Rental Units                  90.4-93.4% 87.9-88.8%

  Total rental expenses before depreciation and debt service in the three month period ended March 31, 2000 decreased by $27,000, from
 $884,000 to $857,000.  The decrease was comprised of decreases from
    Pelican Sound ($31,000), and Town Place ($4,000) offset by an increase at Meadows II ($8,000).

     A summary of operating expenses before depreciation and debt service by apartment site follows:


                                            Increase   Increase
                                           (Decrease) (Decrease)
                        2000      1999        Amount    Percent
Pelican Sound $364,000   $395,000    $(31,000)    (7.8%)
       Meadows II     279,000    271,000       8,000      3.0%
       Town Place     214,000    218,000      (4,000)    (1.8%)
       Total         $857,000   $884,000    $(27,000)     3.1%

 Pelican Sound realized approximately $20,000 savings from sewer and water costs compared to the prior quarter. This is the result of the installation last year of separate meters for each unit which now passes these utility costs directly to each resident.

  Net income from rental property operations before debt service and depreciation was approximately $798,000 for the first three months of 2000, compared to $672,000 for the comparative period, a increase of approximately $126,000. The increase was comprised of increases at Pelican Sound ($56,000), Town Place ($51,000), and at
                      The Meadows II ($19,000).

  A summary of operating income before depreciation and debt service by apartment site follows:
                                            Increase   Increase
                                           (Decrease) (Decrease)
                        2000      1999        Amount    Percent
Pelican Sound $315,000   $259,000   $  56,000     21.6%
       Meadows II     267,000    248,000      19,000      7.7%
       Town Place     216,000    165,000      51,000     30.9%
      Total         $798,000   $672,000   $ 126,000     18.8%

    Interest expense increased $61,000 from the comparative period primarily as a result of an increased amount of debt incurred on
        Pelican Sound Apartments since the comparative period.

  The net income before debt service from real estate activities is partially sheltered by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization increased $20,000 from 1999 to 2000 for the respective three month periods.

      The Partnership's net other expenses decreased in 2000 by approximately $26,000. The decrease consists of a decrease in partnership management expenses of $2,000, and an increase in interest income of $24,000. The increase in interest earned is primarily attributable to income earned from a larger investment portfolio to generate such income.

   As a result of the foregoing, the Partnership's net loss for the quarter ended March 31, 2000 was $9,400, compared to a loss of
  $81,600 in the same period of 1999. Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended
   March 31, 2000 and 1999 was $269,000 and $178,000, respectively.

                   LIQUIDITY AND SOURCES OF CAPITAL

      At March 31, 2000 there was $4.67 million of cash and cash equivalents and escrow deposits available to pay liabilities. The
   Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity.  The undisbursed funds do not bear interest until they are released by the mortgage lender. The cash balance averaged $4.61 million during the quarter.

   During the first three months of 2000, cash and cash equivalents increased by $84,000 as shown herein on the Statements of Cash Flows. Operating activities provided $421,000 during the quarter.
   The cash flow was used to make cash distributions to the limited partners of $168,000, of which $42,000 (25.0%) was considered to be portfolio income subject to income taxes. The balance of the cash flow provided by operations was used to make principal payments on the outstanding mortgage notes of $90,000, and to purchase capitalized additions to the investment properties of $79,000.

  The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs.

  Short-term obligations total $4.2 million, consisting of $707,000 of current liabilities, $398,000 of mortgage principal liabilities, and as described in detail below, $3,081,000 payable to the General
                       Partner and affiliates.

  On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to the partners. Investment property operations generated a profit in the first quarter of 2000 of $293,000 (before depreciation and amortization of $279,000) compared to $288,000 for the same period in 1999.

  The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In January the Partnership paid to the Limited Partners the December declaration of $167,500 ($12.50 per Interest) and declared for the fourteenth consecutive quarter a similar amount payable for the first quarter of 2000 to be paid in April 2000. The distribution payable to the General Partner of
    $1,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount of 5.0% per annum on the original capital investment of
        $1,000 per Interest. This intention will require cash distributions to the limited partners of approximately $670,000 in the next 12 months, which should be met from operations and cash reserves. Through March 31, 2000 the Partnership declared cash distributions of approximately $13.4 million (74% of original capital) to the Limited Partners since inception. Cumulative cash distributions range from $733 (73%) to $880 (88%) per $1,000
      Interest of an original holder, depending upon the date of purchasing the Interest.

  The Town Place loan is due in three years in 2003. The Meadows II loan is due in five years in 2005. The Pelican Sound note is due in six years in 2006.  The long-term mortgage obligations of the
     Partnership require principal reductions (excluding balloon payments) of approximately $2.1 million over the next five years.
     These obligations should be satisfied by cash generated from operations. In the year 2003 the Town Place mortgage note requires a balloon payment of approximately $6.0 million.  The
     Meadows II mortgage is due in year 2005 and requires a final payment of approximately $5.7 million. It is anticipated that both properties will be sold or refinanced prior to the maturity dates in 2003 and 2005.

 The mortgage notes on Pelican Sound, Town Place and Meadows II bear interest at 7.50%, 8.25%, and 7.25% respectively. The Partnership is exploring the possibility of refinancing the Town Place mortgage loan during 2000 if lower interest rates are available. Additional proceeds from the refinancing in excess of the existing mortgage debt would provide additional liquidity.

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

    Partners' Capital decreased by $178,000 during the first three months of 2000 due to cash distributions declared payable to the partners of $168,500, plus by the net loss for the quarter of
                               $9,300.

                    IMPACT OF YEAR 2000 COMPLIANCE
  In prior years, the Partnership discussed the nature and progress of its plan to become Year 2000 ready. In late 1999, the General
   Partner completed its remediation and testing of systems.  As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the
     Year 2000 date change. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties.
    The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                              PART II.

                         OTHER INFORMATION

                      ITEM 1. LEGAL PROCEEDING.
               There is no material pending litigation.

              ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
              The following exhibit is included herein:

                     (27) Financial Data Schedule

   The Partnership did not file any reports on Form 8-K during the three months ended March 31, 2000.

      Decade Companies Income Properties - A Limited Partnership

                             Form 10-QSB

                       March 31, 2000SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DECADE COMPANIES INCOME PROPERTIES -
                                 A LIMITED PARTNERSHIP
                                                 (Registrant)
                                      By: DECADE COMPANIES
                                        (General Partner)

  Date:    May 11, 2000        By:/s/ Jeffrey Keierleber
                                          Jeffrey Keierleber
                                  General Partner and Principal
                                  Financial and Accounting Officer
                                           of Registrant