Form 10QSB
period 2000-06-30
DECADE COMPANIES INCOME PROPERTIES
filed 2000-08-10
CIK 775840

U. S. Securities and Exchange Commission
                        Washington, D.C. 20549
                             FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000.

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

                             Form 10-QSB

                                INDEX

                            June 30, 2000

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited as to
          June 30, 2000 and the three months and six months then ended).

          Balance Sheet at June 30, 2000.                  3

          Statements of Operations for the three
          months and six months ended June 30, 2000
          and 1999                                         4

          Statements of Partners' Capital
          for the six months ended June 30, 2000
          and the year ended December 31, 1999.            5

          Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999.                    6

          Notes to Financial Statements.                   7

Item 2. Management's Discussion and Analysis or Plan
        of Operations                                      7 - 16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  16

Item 6. Exhibits and Reports on Form 8-K.                  16

SIGNATURES                                                 17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            BALANCE SHEET
                            June 30, 2000
                             (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents               $ 4,680,569
Escrow deposits                              16,394
Prepaid expenses and other assets            39,447

       Total Current Assets               4,736,410

INVESTMENT PROPERTIES, AT COST:          32,562,235
Less: accumulated depreciation          (10,173,149)

Net Investment Property                  22,389,086

OTHER ASSETS:
Utility deposits                             40,453
Debt issue costs, net of accumulated
 amortization                               581,605
       Total Other Assets                   622,058

       Total Assets                     $27,747,554

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                          $   564,142
Tenant security deposits                    127,244
Distributions payable                       169,504
Accrued interest payable                     20,462
Payables to affiliates                    3,928,832
Mortgage notes payable                   25,673,004
     Total Liabilities                   30,483,188

PARTNERS' CAPITAL:
General Partner Capital                     (94,464)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)       (2,641,170)

Total Partners' Capital                  (2,735,634)

Total Liabilities and
 Partners' Capital                      $27,747,554

See Notes to Unaudited Financial Statements.

           CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                   Three Months Ended       Six Months Ended
                   6/30/00     6/30/99     6/30/00     6/30/99

Operating revenue:

Rental income    $ 1,712,999 $1,608,497  $3,368,565   $3,165,427

Operating expenses  (813,376)  (658,259)  1,486,848)  (1,356,957)
Real estate taxes   (183,900)  (187,792)   (367,800)    (373,583)
Total operating
  expenses          (997,276)  (846,051) (1,854,648)  (1,730,540)

Net operating income 715,723    762,446   1,513,917    1,434,887
Interest expense    (505,712)  (447,733) (1,010,628)    (891,982)
Depreciation        (255,120)  (250,200)   (505,600)    (496,350)
Amortization         (28,326)   (13,150)    (56,653)     (26,300)

Net income (loss) from
investment property  (73,435)    51,363     (58,964)      20,255

Other income (expenses):
Interest income       68,250     22,629     110,099       40,102
Partnership managmnt (52,681)   (65,921)   (118,365)    (133,868)

                      15,569    (43,292)     (8,266)     (93,766)

NET INCOME (LOSS)   $(57,866)$    8,071  $  (67,230)  $  (73,511)

Net income (loss)
attributable to General
Partner(1%)       $     (579)$       81  $     (672)  $     (735)

Net income (loss)
attributable to Limited
Partners (99%)       (57,287)     7,990     (66,558)     (72,776)

                  $  (57,866) $   8,071  $  (67,230)  $  (73,511)

Net income (loss) per Limited
 Partner Interest $    (4.28) $    0.60  $    (5.02)  $    (5.43)

See Notes to Unaudited Financial Statements

                   STATEMENTS OF PARTNERS' CAPITAL

        (Unaudited as to the Six Months Ended June 30, 2000)

                              General      Limited
                              Partner     Partners'
                              Capital      Capital     Total

BALANCES AT 12/31/98         $(88,085) $(1,596,126) $ (1,684,211)

Distributions to Partners      (3,975)    (670,019)     (673,994)

Net (loss) for the year           268       26,541        26,809

BALANCES AT 12/31/99         $(91,792) $(2,239,604)  $(2,331,396)

Distributions to Partners      (2,000)    (335,008)     (337,008)

Net income for the period        (672)     (66,558)      (67,230)

BALANCES AT 6/30/00          $(94,464)  (2,641,170)  $(2,735,634)

() denotes deficit or deduction.

 See Notes to Unaudited Financial Statements.

STATEMENTS OD CASH FLOWS-(UNAUDITED)

                  For The Six Months Ended June 30,
                                           2000          1999

CASH PROVIDED BY (USED FOR) OPERATIONS  $ 849,787    $ 572,700

INVESTING ACTIVITIES:

Additions to investment property         (216,080)    (207,961)

FINANCING ACTIVITIES:

Principal payments on mortgage notes     (184,810)    (155,024)

Distributions paid to limited partners   (335,008)    (335,008)

Distributions paid to general partner      (3,975)           0

NET CASH (USED IN) FINANCING ACTIVITIES  (523,793)    (490,032)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                              109,914     (125,293)

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                              4,570,655    1,867,814

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                  $4,680,569   $1,742,521

Supplementary disclosure of cash flow information:
          Interest paid                $  996,379   $ 917,546
          Income taxes paid                     0           0

See Notes to Unaudited Financial Statements

NOTE A--BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
  10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
 In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be  expected for the year ended December 31, 2000.
    For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on
          Form 10-KSB for the year ended December 31, 1999.

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

                        RESULTS OF OPERATIONS

  Operating revenue from rental income was $1,713,000 in the quarter ended June 30, 2000, compared to $1,608,000 for the same period in
    1999, an increase of 6.5%.   Rental income was provided by the
   three sites for the comparative three month period as set forth below:
                                                        Percent
                   Three Months Ended         Increase  Increase
                 6/30/00        6/30/99      (Decrease)  (Decrease)

Pelican Sound  $  721,000     $  705,000     $   16,000     2.3%
Meadows II        535,000        495,000         40,000     8.1%
Town Place        457,000        408,000         49,000    12.0%
Total          $1,713,000     $1,608,000     $  105,000     6.5%

    The $105,000 increase in rental income for the second quarter, compared to the prior year's second quarter, is attributed primarily to both a 2% increase in gross potential rent and a 3% increase in occupancy (from 90% to 93%). The $105,000 increase consisted of increases at Town Place of $49,000, Meadows II of $40,000 and Pelican Sound of $16,000. The $49,000 increase at Town
  Place is attributed to a 3% increase in gross potential rent, plus a 2% increase in average occupancy (from 93% to 95%). The $40,000 increase at The Meadows II is attributed to a 2% increase in gross potential rent plus a 6% increase in average occupancy (from 84% to
  90%).  The $16,000 increase at Pelican Sound is attributed to a 2%
   increase in gross potential rent, offset by a slight decrease in occupancy.

 Operating revenue from rental income for the six month period ended
  June 30, 2000 was $3,369,000, compared to $3,165,000 for the same period in 1999, an increase of 6.4%.  Rental income was provided by the three sites for the comparative six month periods as set forth below.

                                                        Percent
                   For Six Months Ended       Increase  Increase
                 6/30/00        6/30/99      (Decrease)  (Decrease)

Pelican Sound  $1,400,000     $1,359,000     $  41,000      3.0%
Meadows II      1,082,000      1,014,000        68,000      6.7%
Town Place        887,000        792,000        95,000     12.0%
Total          $3,369,000     $3,165,000     $ 204,000      6.4%

   The $204,000 increase in rental income for the six month period, compared to the prior year's same six month period, is attributed to both a 2% increase in gross potential rent and a 3% increase in occupancy (from 89% to 92%).  The $204,000 increase consisted of increases at all three apartment sites: Town Place ($95,000), Meadows II ($68,000), and Pelican Sound ($41,000). The $95,000
    increase at Town Place is attributed to a 2% increase in gross potential rent, plus a 4% increase in average occupancy (from 90% to 94%). The $68,000 increase at The Meadows II is attributed to a 2% increase in gross potential rent, plus a 5% increase in average occupancy (from 86% to 91%). The $41,000 increase at
   Pelican Sound is attributed to a 2% increase in gross potential rent, plus a slight increase in occupancy (from 91.6% to 92.2%).

 The average monthly gross potential rent per unit at the Apartments for the second quarter of 2000 and for the six month period of 2000, and the comparative periods in 1999, is set forth below:


                 Number   Three Months Ended     Six Months Ended
                of Units 6/30/00    6/30/99    6/30/00    6/30/99

Pelican Sound      379      $650       $635       $647       $634
The Meadows II     316      $623       $612       $622       $611
Town Place         240      $640       $621       $637       $622
All Rental Units   935      $638       $623       $636       $623

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the second quarter ended June 30, 2000 and for the six month period of 2000, and the comparable periods in 1999, is set forth below:

                   Three Months Ended       Six Months Ended
                   6/30/00    6/30/99       6/30/00  6/30/99

Pelican Sound       93.3%       93.9%        92.2%     91.6%
The Meadows II      90.3%       84.0%        91.0%     86.2%
Town Place          94.9%       93.0%        94.2%     89.6%
All Rental Units    92.7%       90.4%        92.3%     89.3%

The range of occupancy levels at the Apartments for the second quarter period ended June 30, 2000 and for the six month period of 2000, and the comparable periods in 1999, is set forth below:

                  Three Months Ended          Six Months Ended
                  6/30/00     6/30/99       6/30/00     6/30/99

Pelican Sound    91.8-95.7%  93.4-94.2%  87.8-95.7%   88.5-94.2%
The Meadows II   88.3-92.4%  79.0-87.4%  88.3-92.4%   79.0-89.1%
Town Place       93.5-96.7%  92.8-93.3%  93.0-96.7%   85.6-93.3%
All Rental Units 91.3-93.6%  88.6-91.6%  90.4-93.6%   87.9-91.6%

Total rental expenses before depreciation and debt service in the three month period ended June 30, 2000 increased by $151,000, from $846,000 to $997,000, compared to the same period of 1999. The increase was comprised of increases at Pelican Sound of $94,000, at Town Place of $38,000 and Meadows II of $19,000.

For the six month period total rental expenses increased by $125,000 from $1,730,000 to $1,855,000. The increases were comprised of increases at Pelican Sound of $64,000, and at Town
Place of $33,000, and at The Meadows II of $28,000.

A summary of operating expenses before depreciation and debt service by apartment site follows:

                                   For the Three Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
               6/30/00    6/30/99      Amount    Percent
Pelican Sound $430,000   $336,000    $ 94,000     28.0%
Meadows II     293,000    274,000      19,000      6.9%
Town Place     274,000    236,000      38,000     16.1%
Total         $997,000   $846,000    $151,000     17.8%

                                   For The Six Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
                6/30/00    6/30/99      Amount    Percent
Pelican Sound $  795,000 $  731,000    $ 64,000      8.8%
Meadows II       573,000    545,000      28,000      5.1%
Town Place       487,000    454,000      33,000      7.3%
Total         $1,855,000 $1,730,000    $125,000      7.2%

The operating expense increases at Pelican Sound are primarily attributable to the repair of balconies and exterior painting. The increases at Town Place are also primarily attributable to exterior painting and repair. The increases at The Meadows II are primarily attributable to increases in various expense categories, including outside contractor cleaning and painting, and on-site personnel costs for grounds, snow removal, apartment cleaning and maintenance.

Net income from rental property operations before debt service, depreciation and amortization, was approximately $716,000 for the second quarter of 2000, compared to $762,000 for the comparative period, a decrease of approximately $46,000. The net decrease was comprised of a decrease at Pelican Sound of $78,000, offset by increases at The Meadows II of $21,000 and at Town Place of $11,000.

For the six month period net income from rental operations before depreciation, amortization, and debt service was approximately $1,514,000 for the 2000 period compared to $1,435,000 for the comparable 1999 period, an increase of $79,000. The increase was comprised of increases at Town Place of $62,000, and the Meadows II of $40,000, offset by a decrease at Pelican Sound of $23,000.

As a result of the foregoing, a summary of net operating income before depreciation, amortization, and debt service, by site including the percent of total for each site for three month periods ended follows:
                                              Increase  Increase
                    6/30/00         6/30/99   (Decrease)(Decrease)
               Amount  Percent  Amount Percent Amount    Percent

Pelican Sound $290,000   40%   $368,000  48%  $(78,000)   (21.2%)
Meadows II     242,000   34%    221,000  29%    21,000      9.5%
Town Place     184,000   26%    173,000  23%    11,000      6.4%
Total         $716,000  100%   $762,000 100%  $(46,000)    (6.0%)

A summary of net operating income
before depreciation, amortization, and debt service, by site for the six month periods ended follows:
                                            Increase    Increase
                    6/30/00       6/30/99   (Decrease)  (Decrease)
                Amount Percent Amount Percent  Amount   Percent

Pelican Sound $ 605,000  40%  $ 628,000  44%  $(23,000)   (3.7%)
Meadows II      509,000  34%    469,000  33%    40,000     8.5%
Town Place      400,000  26%    338,000  23%    62,000    18.3%
Total        $1,514,000 100% $1,435,000 100%  $ 79,000     5.5%

Interest expense for the second quarter of 2000 increased $58,000 from the comparative period and increased $119,000 for the six month period, primarily as a result of a higher amount of outstanding debt attributable to the mortgage refinancing of Pelican Sound Apartments in October 1999.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization increased $20,000 for the second quarter of 2000 compared to 1999, and by $40,000 for the six month period.

The Partnership's net other expenses decreased during the six month period in 2000 by approximately $85,000. The $85,000 decrease consisted of an increase in interest income of $70,000 and a decrease in partnership management expenses of $15,000. The increased interest income is attributable to a larger investment portfolio available to generate such income.

As a result of the foregoing, the Partnership's net loss for the quarter ended June 30, 2000 was $58,000, compared to a profit of $8,000 in the same period of 1999. For the six month periods the Partnership's net loss for 2000 was $67,000, compared to net loss of $74,000 for 1999.

Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended June 30, 2000 and 1999 was $226,000 and $271,000, and for the six month periods the net income exclusive of depreciation and amortization was $495,000 of 2000 and $449,000 for 1999.

LIQUIDITY AND SOURCES OF CAPITAL

At June 30, 2000 there was $4.70 million of cash and cash equivalents and escrow deposits available to pay liabilities. The Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity. The undisbursed funds do not bear interest until they are released by the mortgage lender. The cash balance averaged $4.63 million during the six month period.

During the first six months of 2000, cash and cash equivalents increased by $110,000 as shown herein on the Statements of Cash Flows. Operating activities provided $850,000 during the quarter. The cash flow was used to make cash distributions to the partners of $339,000 ($335,000 to the limited partners, and $4,000 to the general partner). Approximately $110,000 (32.0% of the cash distributions) was considered to be portfolio income subject to income taxes. The balance of the cash flow provided by operations was used to make principal payments on the outstanding mortgage notes of $185,000, to purchase capitalized additions to the investment properties of $216,000, and to increase cash reserves.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs.

Short-term obligations total $4.4 million, consisting of $881,000 of current liabilities, $406,000 of mortgage principal liabilities, and as described in detail below, $3,069,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to partners. Investment property operations generated a profit in the second quarter of 2000 of $226,000 (before depreciation and amortization of $283,000) compared to $271,000 for the same period in 1999.

For the six month period net income from investment properties generated a profit of $495,000 for year 2000 (before depreciation and amortization of $562,000) compared to $449,000 for the same period in 1999.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In April the Partnership paid to the Limited Partners the March declaration of $167,500 ($12.50 per Interest) and declared for the fifteenth consecutive quarter a similar amount payable for the second quarter of 2000 to be paid in July 2000. The distribution payable to the General Partner of $2,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount of 5.0% per annum on the original capital investment of $1,000 per Interest. This intention will require cash distributions to the limited partners of approximately $670,000 in the next 12 months, which should be met from operations and cash reserves. Through June 30, 2000 the Partnership declared cash distributions of approximately $13.5 million (75% of original capital) to the Limited Partners since inception. Cumulative cash distributions range from $745 (74%) to $892 (89%) per $1,000 Interest of an original holder, depending upon the date of purchasing the Interest.

The Town Place loan is due in three years in 2003 and will require a balloon payment of approximately $6.0 million. The Meadows II loan is due in five years in 2005 and will require a balloon payment of approximately $5.7 million. The Pelican Sound note is due in six years in 2006 and will require a balloon payment of approximately $6.0 million. The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of approximately $2.1 million over the next five years. These obligations will most likely be satisfied by cash generated from operations. It is anticipated that all three properties will be sold or refinanced prior to the maturity dates.

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

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership. Partners' Capital decreased by $404,000 during the first six months of 2000 due to cash distributions declared payable to the partners of $337,000, plus by the net loss for the second quarter of $67,000.

IMPACT OF YEAR 2000 COMPLIANCE

As a result of its implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.
There is no material pending litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
The following exhibit is included herein:

(27) Financial Data Schedule

The Partnership did not file any reports on Form 8-K during the three months ended June 30, 2000.

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

                                DECADE COMPANIES INCOME PROPERTIES -
                                 A LIMITED PARTNERSHIP
                                                 (Registrant)
                                      By: DECADE COMPANIES
                                        (General Partner)

  Date:   August 8, 2000       By: /s/ Jeffrey Keierleber
                                         Jeffrey Keierleber
                                  General Partner and Principal
                                  Financial and Accounting Officer
                                           of Registrant