Form 10QSB
period 2000-09-30
DECADE COMPANIES INCOME PROPERTIES
filed 2000-11-14
CIK 775840

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000.

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

Form 10-QSB

INDEX

September 30, 2000

PART I. FINANCIAL INFORMATION                             Page

Item 1.Financial Statements (unaudited as to
          September 30, 2000 and the three months and nine months then ended).

Balance Sheet at September 30, 2000.             3

Statements of Operations for the three
          months and nine months ended September 30, 2000
          and 1999                                         4

Statements of Partners' Capital
          for the nine months ended September 30, 2000
          and the year ended December 31, 1999.            5
    Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999.               6

Notes to Financial Statements.                   7

Item 2. Management's Discussion and Analysis or Plan
        of Operations                       7 - 16

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                  16

SIGNATURES                                                 17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BALANCE SHEET
September 30, 2000
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                   $ 4,773,661
Escrow deposits                                  16,343
Prepaid expenses and other assets                7,637

       Total Current Assets                  4,797,641

INVESTMENT PROPERTIES, AT COST:            32,701,063
Less: accumulated depreciation           (10,430,899)

Net Investment Property                  22,270,164
OTHER ASSETS:
Utility deposits                             40,903
Debt issue costs, net of accumulated
 amortization                                553,278
       Total Other Assets                     594,181

       Total Assets                       $27,661,986

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                              $   609,957
Tenant security deposits                        131,011
Distributions payable                           170,504
Accrued interest payable                         21,007
Payable to affiliates                        3,966,337
Mortgage notes payable                       25,579,358
     Total Liabilities                       30,478,174

PARTNERS' CAPITAL:
General Partner Capital                         (94,585)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)           (2,721,603)

Total Partners' Capital                      (2,816,188)

Total Liabilities and
 Partners' Capital                          $27,661,986

See Notes to Unaudited Financial Statements.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                   Three Months Ended         Nine Months Ended
                   9/30/00     9/30/99     9/30/00     9/30/99

Operating revenue:

Rental income    $ 1,723,994 $1,646,930  $5,092,559   $4,812,357

Operating expenses  (700,824)  (740,381) (2,187,672)  (2,097,338)
Real estate taxes   (183,900)  (187,791)   (551,700)    (561,374)
Total operating
  expenses          (884,724)  (928,172) (2,739,372)  (2,658,712)
Net operating income 839,270       718,758   2,353,187    2,153,645
Interest expense    (501,035)  (448,424) (1,511,663)  (1,340,406)
Depreciation          (257,750)  (251,300)   (763,350)    (747,650)
Amortization         (28,327)   (13,150)    (84,980)     (39,450)

Net income (loss) from
investment property   52,158      5,884      (6,806)      26,139

Other income (expenses):
Interest income       73,755     21,233     183,854       61,335
Partnership managmnt (37,963)   (44,189)   (156,328)    (178,057)

                      35,792    (22,956)     27,526     (116,722)

NET INCOME (LOSS)   $ 87,950 $  (17,072) $   20,720   $  (90,583)

Net income (loss)
attributable to General
Partner(1%)       $      879 $     (171) $      207   $     (906)

Net income (loss)
attributable to Limited
Partners (99%)        87,071    (16,901)     20,513      (89,677)

                  $   87,950  $ (17,072) $   20,720   $  (90,583)

Net income (loss) per Limited
 Partner Interest $     6.50  $   (1.26) $     1.53   $    (6.69)










See Notes to Unaudited Financial Statements

STATEMENTS OF PARTNERS' CAPITAL

(Unaudited as to the Nine Months Ended September 30, 2000)

                              General      Limited
                              Partner     Partners'
                              Capital      Capital     Total



BALANCES AT 12/31/98         $(88,085) $(1,596,126) $ (1,684,211)

Distributions to Partners      (3,975)    (670,019)     (673,994)

Net income for the year           268       26,541        26,809
BALANCES AT 12/31/99         $(91,792) $(2,239,604)  $(2,331,396)

Distributions to Partners      (3,000)    (502,512)     (505,512)

Net income for the period         207       20,513        20,720

BALANCES AT 9/30/00          $(94,585)  (2,721,603)  $(2,816,188)

() denotes deficit or deduction.




















 See Notes to Unaudited Financial Statements.

STATEMENTS OF CASH FLOWS
- (UNAUDITED)

For The Nine Months Ended September 30,
                                           2000          1999
CASH PROVIDED BY OPERATIONS            $1,342,857    $ 931,420

INVESTING ACTIVITIES:

Additions to investment property         (354,908)    (315,012)

FINANCING ACTIVITIES:

Principal payments on mortgage notes     (278,456)    (219,650)
Payments of financing costs                   --        (65,000)
Distributions paid to limited partners   (502,512)    (502,512)
Distributions paid to general partner      (3,975)      (3,201)

NET CASH (USED IN) FINANCING ACTIVITIES  (784,943)    (790,363)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                              203,006     (173,955)

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                              4,570,655    1,867,814

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                  $4,773,661   $1,693,859

Supplementary disclosure of cash flow information:
          Interest paid                $1,493,326   $1,318,192
          Income taxes paid                     0           0
See Notes to Unaudited Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1999.

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

Results of Operations

Operating revenue from rental income was $1,724,000 in the quarter ended September 30, 2000, compared to $1,647,000 for the same period in 1999, an
increase of 4.7%.   Rental income was provided by the three sites for the
comparative three month period as set forth below:
                                                        Percent
                   Three Months Ended           Increase  Increase
                 9/30/00            9/30/99          (Decrease)  (Decrease)

Pelican Sound     $  761,000     $  711,000     $   50,000     7.0%
Meadows II        551,000        507,000         44,000     8.7%
Town Place        412,000        429,000        (17,000)   (4.0%)
Total          $1,724,000     $1,647,000     $   77,000     4.7%

The $77,000 increase in rental income for the second quarter, compared to the prior year's second quarter, is attributed primarily to both a 3% increase in gross potential rent and a 2% increase in occupancy (from 90% to 92%). The $77,000 increase consisted of increases at Pelican Sound of $50,000, and The Meadows II of $44,000, offset by a decrease at Town Place of $17,000. The $50,000 increase at Pelican Sound is attributed to a 3% increase in gross potential rent, plus a 4% increase in average occupancy (from 93% to 97%). The $44,000 increase at The Meadows II is attributed to a 2% increase in gross potential rent, plus a 6% increase in average occupancy (from 84% to 90%). The $17,000 decrease at Town Place is attributed to a 4% increase in gross potential rent, offset by a 7% decrease in occupancy from 94% to 87%.

Operating revenue from rental income for the nine month period ended
September
30, 2000 was $5,093,000, compared to $4,812,000 for the same period in 1999, an increase of 5.8%. Rental income was provided by the three sites for the comparative nine month periods as set forth below.

                                                        Percent
                   For Nine Months Ended      Increase  Increase
                 9/30/00            9/30/99          (Decrease)  (Decrease)

Pelican Sound     $2,161,000     $2,069,000      $ 92,000      4.4%
Meadows II      1,633,000      1,522,000       111,000      7.3%
Town Place      1,299,000      1,221,000        78,000      6.4%
Total          $5,093,000     $4,812,000     $ 281,000      5.8%

The $281,000 increase in rental income for the nine month period, compared to the prior year's same nine month period, is attributed to both a 2% increase in gross potential rent and a 2% increase in occupancy (from 90% to 92%).
The
$281,000 increase consisted of increases at all three apartment sites:
Meadows
II ($111,000), Pelican Sound ($92,000) and Town Place ($78,000).  The
$111,000
increase at The Meadows II is attributed to a 2% increase in gross potential rent, plus a 5% increase in average occupancy (from 86% to 91%). The $92,000 increase at Pelican Sound is attributed to a 2% increase in gross potential rent, plus a 2% increase in occupancy (from 92% to 94%). The $78,000 increase at Town Place is attributed to a 3% increase in gross potential rent, plus a 1% increase in average occupancy (from 91% to 92%).

The average monthly gross potential rent per unit at the Apartments for the third quarter of 2000 and for the nine month period of 2000, and the comparative periods in 1999, is set forth below:


                 Number   Three Months Ended   Nine Months Ended
                of Units 9/30/00    9/30/99   9/30/00    9/30/99

Pelican Sound      379      $656       $637       $650       $635
The Meadows II     316      $630       $616       $624       $612
Town Place         240      $650       $623       $641       $622
All Rental Units   935      $645       $626       $639       $624

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the second quarter ended September 30, 2000 and for the nine month period of 2000, and the comparable periods in 1999, is set forth below:
                   Three Months Ended       Nine Months Ended
                   9/30/00    9/30/99       9/30/00  9/30/99

Pelican Sound       97.4%       92.9%        94.0%     92.1%
The Meadows II      90.3%       84.3%        90.8%     85.6%
Town Place          86.8%       93.9%        91.7%     91.0%
All Rental Units    92.3%       90.3%        92.3%     89.6%

The range of occupancy levels at the Apartments for the third quarter period ended September 30, 2000 and for the nine month period of 2000, and the comparable periods in 1999, is set forth below:

                  Three Months Ended          Nine Months Ended
                  9/30/00     9/30/99       9/30/00     9/30/99

Pelican Sound    96.5-98.4%  92.1-93.9%  87.8-98.4%   88.5-94.2%
The Meadows II   87.2-92.0%  79.4-88.9%  88.3-92.4%   79.0-89.1%
Town Place       85.4-89.1%  93.2-94.8%  85.4-96.7%   85.6-94.8%
All Rental Units 91.9-93.0%  88.3-92.5%  90.4-93.6%   87.9-92.5%

Total rental expenses before depreciation and debt service in the three month period ended September 30, 2000 decreased by $43,000, from $928,000 to $885,000, compared to the same period of 1999. The decrease was comprised of decreases at Meadows II of $28,000 and Pelican Sound of $18,000, offset by an increase at Town Place of $3,000.

For the nine month period total rental expenses increased by $80,000 from $2,659,000 to $2,739,000. The increases were comprised of increases at Pelican Sound of $44,000, and at Town Place of $36,000, and with no differences at The Meadows II.

A summary of operating expenses before depreciation and debt service by apartment site follows:

                                   For the Three Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
               9/30/00    9/30/99      Amount    Percent
Pelican Sound $360,000     $378,000    $(18,000)     4.8%
Meadows II     302,000    330,000     (28,000)    (8.5%)
Town Place     223,000    220,000       3,000     14.0%
Total         $885,000   $928,000    $(43,000)    (4.6%)

                                   For The Nine Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
                9/30/00    9/30/99      Amount    Percent
Pelican Sound $1,154,000     $1,110,000    $ 44,000      4.0%
Meadows II       875,000    875,000           0        -
Town Place       710,000    674,000      36,000      5.3%
Total         $2,739,000 $2,659,000    $ 80,000      3.0%

The operating expense increases at Pelican Sound are primarily attributable to the repair of balconies and exterior painting. The increases at Town Place are also primarily attributable to exterior painting and other repair expenses. At The Meadows II the expenses were basically the same in both years to date.
As a result of the foregoing, net income from rental property operations before debt service, depreciation and amortization, was approximately $839,000 for the third quarter of 2000, compared to $719,000 for the comparative period, an increase of approximately $120,000. The net increase was comprised of a increases at The Meadows II of $72,000 and at Pelican Sound of $68,000, offset by decrease at Town Place of $20,000.

For the nine month period net income from rental operations before depreciation, amortization, and debt service was approximately $2,353,000 for the 2000 period compared to $2,153,000 for the comparable 1999 period, an increase of $200,000. The increase was comprised of increases at The Meadows II of $111,000, at Pelican Sound of $47,000, and at Town Place of $42,000.

A summary of net operating income before depreciation, amortization, and debt service, by site including the percent of total for each site for three month periods ended follows:
                                              Increase  Increase
                      9/30/00           9/30/99   (Decrease)(Decrease)
               Amount  Percent  Amount Percent Amount    Percent
Pelican Sound $401,000   48%   $333,000  46%  $ 68,000     20.4%
Meadows II     249,000   30%    177,000  25%    72,000     40.7%
Town Place     189,000   22%    209,000  29%   (20,000)     9.6%
Total         $839,000  100%   $719,000 100%  $120,000     16.7%

A summary of net operating income before depreciation, amortization, and debt service, by site for the nine month periods ended follows:
                                            Increase    Increase
                    9/30/00         9/30/99   (Decrease)  (Decrease)
                Amount Percent Amount Percent  Amount      Percent
Pelican Sound$1,006,000  43%  $ 959,000      45%  $ 47,000     4.9%
Meadows II      758,000  32%    647,000  30%   111,000    17.2%
Town Place      589,000  25%    547,000  25%    42,000     7.7%
Total        $2,353,000 100% $2,153,000 100%  $200,000     9.3%

Interest expense for the third quarter of 2000 increased $53,000 from the comparative period and increased $171,000 for the nine month period, primarily as a result of a higher amount of outstanding debt attributable to the mortgage refinancing of Pelican Sound Apartments in October 1999. We expect this increase to continue.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization increased $22,000 for the third quarter of 2000 compared to 1999, and by $61,000 for the nine month period.

The Partnership's net other expenses decreased during the nine month period in
2000 by approximately $144,000. The $144,000 decrease consisted of an increase in interest income of $122,000 and a decrease in partnership management expenses of $22,000. The increased interest income is attributable to a larger investment portfolio available to generate such income.

As a result of the foregoing, the Partnership's net income for the quarter ended September 30, 2000 was $88,000, compared to a loss of $17,000 in the same period of 1999. For the nine month periods the Partnership's net income for 2000 was $21,000, compared to net loss of $91,000 for 1999.

Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended September 30, 2000 and 1999 was $374,000 and $247,000, and for the nine month periods the net income exclusive of depreciation and amortization was $869,000 of 2000 and $697,000 for 1999.

Liquidity and Sources of Capital

At September 30, 2000 there was $4.79 million of cash and cash equivalents and escrow deposits available to pay liabilities. The Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity. The undisbursed funds do not bear interest until they are released by the mortgage lender. The cash balance averaged approximately $4.15 million during the nine month period.
During the first nine months of 2000, cash and cash equivalents increased by $203,000 as shown herein on the Statements of Cash Flows. Operating activities provided $1,343,000 during the period. The cash flow was used to make cash distributions to the partners of $506,000 ($502,000 to the limited partners, and $4,000 to the general partner). Approximately $184,000 (36.4% of the cash distributions) was considered to be portfolio income subject to income taxes.
The balance of the cash flow provided by operations was used to make principal payments on the outstanding mortgage notes of $278,000, to purchase capitalized additions to the investment properties of $355,000, and to increase cash reserves.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs for the foreseeable future.

Short-term obligations total $4.4 million, consisting of $932,000 of current liabilities, $406,000 of mortgage principal liabilities, and as described in detail below, $3,099,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to partners. Investment property operations generated a profit in the third quarter of 2000 of $338,000 (before depreciation and amortization of $286,000) compared to $270,000 for the same period in 1999.

For the nine month period net income from investment properties generated a profit of $842,000 for year 2000 (before depreciation and amortization of $848,000) compared to $813,000 for the same period in 1999.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In July the Partnership paid to the Limited Partners the June declaration of $167,500 ($12.50 per Interest) and declared for the sixteenth consecutive quarter a similar amount payable for the third quarter of 2000 to be paid in October 2000. The distribution payable to the General Partner of $3,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount of 5.0% per annum on the original capital investment of $1,000 per Interest. This intention will require cash distributions to the limited partners of approximately $670,000 in the next 12 months, which should be met from operations and cash reserves.
Through September 30, 2000 the Partnership declared cash distributions of approximately $13.7 million (76% of original capital) to the Limited Partners since inception. Cumulative cash distributions range from $758 (76%) to $905 (90%) per $1,000 Interest of an original holder, depending upon the date of purchasing the Interest.

The Town Place loan is due in three years in 2003 and will require a balloon payment of approximately $6.0 million. The Meadows II loan is due in five years in 2005 and will require a balloon payment of approximately $5.7 million. The Pelican Sound note is due in six years in 2006 and will require a balloon payment of approximately $6.0 million. The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of approximately $2.0 million over the next five years. These obligations will most likely be satisfied by cash generated from operations. It is anticipated that all three properties will be sold or refinanced prior to the maturity dates.

The mortgage notes on Pelican Sound, Town Place and Meadows II bear interest at 7.50%, 8.25%, and 7.25% respectively. The Partnership is exploring the possibility of refinancing the Town Place mortgage loan during 2000 if lower interest rates are available. Additional proceeds from the refinancing in excess of the existing mortgage debt would provide additional liquidity.

Approximately $3.9 million of deferred fees and deferred interest related thereto has been earned by the General Partner and affiliates, of which approximately $3.1 million is a short term obligation of the Partnership currently due and payable. To date the Partnership has not paid the $3.1 million of deferred fees and deferred interest in order to preserve the ability of the Partnership to acquire additional properties, if deemed advisable. The actual timing of the payment of deferred fees and related interest will take into account the amount of cash reserves to be set aside that the General Partner deems necessary or appropriate for the operation and protection of the Partnership. The General Partner currently intends to make payment only after it is determined that the liquidity is not required to purchase additional properties, either directly or by means of an exchange.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Partners' Capital decreased by $485,000 during the first nine months of 2000 due to cash distributions declared payable to the partners of $505,000, less the net income for the third quarter of $20,000.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is included herein:

(27) Financial Data Schedule

The Partnership did not file any reports on Form 8-K during the three months ended September 30, 2000.

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

                               DECADE COMPANIES INCOME PROPERTIES
-                                A LIMITED
PARTNERSHIP
(Registrant)
                             By: DECADE COMPANIES
                                (General Partner)

Date:   November 14, 2000    By: /s/ Jeffrey Keierleber
                             Jeffrey Keierleber
                                General Partner and Principal
                                Financial and Accounting
                                Officer of Registrant