Form 10KSB
period 2000-12-31
DECADE COMPANIES INCOME PROPERTIES
filed 2001-03-28
CIK 775840

U.S. SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   20549

                             Form 10-KSB
(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of
          The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000
                                 or
[   ]     Transition Report Pursuant to Section 13 or 15(d) of
the
          Securities Exchange Act of 1934

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for its most recent fiscal year.
$7,021,596

The aggregate market value of the Limited Partnership Interests
("Interests") is indeterminable because there is no established or organized market for the Interests.

                     ANNUAL REPORT ON FORM 10-KSB

                                INDEX

                     YEAR ENDED December 31, 2000

      DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP
                        BROOKFIELD, WISCONSIN


PART I                                            Item    Page
Description of Business                              1      3

Description of Properties                            2      8

Legal Proceedings                                    3     21

Submission of Matters to a Vote of Security Holders  4     21

PART II
Market for Limited Partnership
Interests and Related Partner Matters                5     21

Management's Discussion and Analysis or Plan
of Operation                                         6     22

Financial Statements                                 7     39

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                  8     39

PART III
Directors, Executive Officers, Promoters and         9     39
Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Compensation                              10     40

Security Ownership and Certain Beneficial Owners and
Management                                          11     41

Certain Relationships and Related Transactions      12     42

Exhibits and Reports on Form 8-K                    13     43

Signatures                                                 49

Audited Financial Statements                               50

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

In its ordinary course of operations, the Partnership has received offers on the sale of its properties. The Partnership has received numerous oral and written offers during 1998, 1999, and 2000, all containing conditions, with prices as described below:

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

     Pelican Sound - 2000: The Partnership received and rejected or countered two offers for Pelican Sound Apartments (or expressions of interests to such effect) averaging $19.1 million, and ranging from a low of $18.2 million to a high of $20.0 million.

     The Meadows II - 1998: The Partnership received and rejected one offer for The Meadows II Apartments (or expression of interest to such effect). The offer included The Meadows I Apartments which is owned by an affiliated partnership. The offer for both properties was $15.75 million, resulting in a prorated amount of approximately $12.32 million for The Meadows II.

     The Meadows II - 1999: The Partnership did not receive any offers.

     The Meadows II - 2000: The Partnership did not receive any offers.

     Town Place - 1998: The Partnership received and rejected or countered ten offers for Town Place Apartments (or expressions of interests to such effect). Four of the offers were made for the purchase of Town Place in combination with Pelican Sound and another property owned by an affiliate of the General Partner. The proposed prices have ranged from a low of $8,555,000 to a high of $9,750,000, with an average price of $9,358,000.

     Town Place - 1999: The Partnership received and rejected or countered four offers for Town Place Apartments (or expressions of interests to such effect). The proposed prices ranged from a low of $11,100,000 to a high of $12,000,000, with an average price of $11,475,000.

     Town Place - 2000: The Partnership did not receive any offers.

The General Partner will continue to consider offers for sale of its properties, but cannot assure Limited Partners that any of the properties will be sold during 2001. The General Partner is seeking to obtain offers with no or minimal contingencies that allow the Partnership the time and ability to conclude a tax deferred exchange for any or all of the properties.

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

During 2000, the Partnership did not directly employ any individuals. In order to effectively manage the personnel function of operating the Apartments and the Partnership and to control the costs of compensation (including wages, worker's compensation, unemployment, payroll taxes, health care, and 401(k) profit sharing plans), the employees who work for the Partnership and the
Apartments are employed by the General Partner or its affiliate, Decade Properties, Inc. The costs of these employee services are reimbursed by the Partnership based upon the records of such employees in performing such services multiplied by a rate established to cover overhead and expenses incurred to perform such duties. The Apartments are managed by Decade Properties, Inc., an affiliate of the General Partner. Employees of the General Partner and affiliates perform the on-site management services required to operate and maintain the Apartments and render partnership management services to the Partnership including maintaining investor communications, compliance with tax laws and other governmental regulations, and cash management.

At the close of business on December 31, 2000, the Partnership's 13,400.27 Interests were held by 1,169 Limited Partners. The General Partner of the Partnership is Decade Companies - A General Partnership (of which Jeffrey Keierleber and Decade 80, Inc. are the general partners). The principal offices of Decade Companies and the Partnership are located at 250 Patrick Blvd. Suite 140, Brookfield, Wisconsin 53045-5864, Telephone (262) 792-9200.

Item 2.  Description of  Properties

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
                                                            935

Pelican Sound is pledged as collateral against a mortgage encumbrance of $12.79 million. The Meadows II is pledged as collateral against a mortgage encumbrance of approximately $6.36 million. Town Place is pledged as collateral against a mortgage encumbrance of $6.33 million.

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

                            Pelican    The          Town
                             Sound     Meadows II   Place

Current principal amount $12,791,086  $6,360,690   $6,330,630
Interest rate               7.50%        7.25%        8.25%
Amortization provisions     25 yrs.      25 yrs.      311 mo.
Prepayment provisions        (1)          (2)          (3)
Maturity date            10/05/06     09/30/05     05/16/03
Balance due at maturity
assuming no prepayments  $11,394,257  $5,737,040  $6,067,607

     (1) Prepayment of principal is permitted at any time. A prepayment penalty equal to one percent (1%) calculated on the unpaid principal balance will apply if the prepayment occurs at any time during the first four years
          during the term of the note.

     (2) Borrower may prepay the Loan, in whole or in part, provided Borrower gives 15 days prior written notice to Lender of such prepayment. Unless the Loan Amount and all accrued interest are paid in full, no such prepayment
          will suspend required payments. Borrower may prepay any
          or all of the Loan without premium or penalty if prepayment is made (a) contemporaneously with the bona fide sale of the Property (as such term is defined in the
          Mortgage) to a buyer unaffiliated with Borrower; or (b) within one year before the Maturity Date (the "No
Premium
          Period"). Otherwise, any prepayment must be accompanied
          by an additional amount equal to 2.00% of the amount being prepaid (the "Prepayment Premium") if made within four years after the Loan Date and 1% of the amount being
          prepaid if made later. Following the occurrence of any default by Borrower and acceleration of the maturity of this Note by Lender other than during the No Premium Period, a tender of payment of the amount necessary to satisfy the entire balance of principal will be deemed to
          constitute an attempt by Borrower to evade paying the Prepayment Premium. Therefore, such payment will be deemed to be a prepayment and must include the
Prepayment
          Premium.

     (3) Prepayment of principal without penalty is permitted in whole or in part without penalty.

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

The average monthly gross potential rent ("GPR") per unit at the Apartments for the month of December of each of the last two years and the related occupancy rate ("OR") for December of each year is set forth below:

                Number          December     December
               of Units           2000         1999
                                GPR   OR      GPR   OR
All Units        935            $656   91%    $633   91%
Pelican Sound    379            $671   92%    $643   89%
The Meadows II   316            $636   93%    $622   90%
Town Place       240            $659   88%    $631   94%

The apartment mix and monthly asking rents at Pelican Sound
Apartments was:
                        Number
                          of   Square         Asking Rent
Style                   Units   Feet    12/00           12/99

One-bedroom/one bath     128    505   $575-605        $535-585
One bedroom/one bath     156    700   $655-715        $620-675
One-bedroom/one bath/den  27    830   $775-795        $750-775
Two-bedroom/two bath      68    910   $845-860        $795-835
                         379

The apartment mix and monthly asking rents at The Meadows II
Apartments was:

                        Number
                          of    Square      Asking Rent
  Style                 Units    Feet   12/00          12/99
One-bedroom               88     625   $555-570       $545-565
One-bedroom/deluxe        12     744   $585-590       $570-575
Two-bedroom/one bath     192     875   $630-700       $610-690
Two-bedroom/1.5 bath/den  12   1,466   $875-920       $875-900
Three-bedroom             12   1,466   $875-920       $875-900
                         316

The apartment mix and monthly asking rents at Town Place
Apartments was:
                      Number
                        of   Square          Asking Rent
Style                 Units   Feet      12/00          12/99

One-bedroom/Suite       36    540      $565           $545
One bedroom/Garden      72    720      $565-625       $575-615
Two-bedroom/one bath    36    836      $685-705       $650-670
Two-bedroom/two bath    96  1,036      $740-785       $720-780
                       240

(4) Any proposed program for the renovation, improvement or development of the properties, including the estimated cost thereof and the method of financing to be used, is set forth below.

At Pelican Sound the proposed 2001 budget includes a total of $265,000: $53,000 for carpentry repairs to the building exteriors; $53,000 for exterior painting of facia and chimneys; $48,000 for carpet replacement; $36,000 for roof replacement; $24,000 for paint and wallpaper in apartment units; $12,000 for tile and vinyl replacement and $39,000 for other items.

At The Meadows II the proposed 2001 budget includes a total of $133,000; $48,000 for carpet replacement; $20,000 for roof replacement; $12,000 for appliances, $12,000 for water heaters;
and $41,000 for other items.

At Town Place the proposed 2001 budget includes a total of $184,000: $34,000 for carpet replacement; $32,000 for exterior painting; $25,000 for roof replacement; $16,000 for landscaping; $13,000 for pool and tennis courts; $12,000 for appliances; $12,000 for tile and vinyl replacement; $10,000 for paving and $30,000 for other items.

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

(6) In the opinion of the General Partner, the properties are adequately covered by insurance.

(7) With respect to each property the following additional information is provided:

                                   Average for year
(i)  Occupancy rate               2000           1999
     All Apartments                92%            90%
     Pelican Sound                 94%            92%
     The Meadows II                91%            86%
     Town Place                    90%            92%

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

(iv) Annual rental information

     The average effective annual rental per unit is as follows:

                              Number
                              of Units       2000      1999
     All Apartments           935            $6,937    $6,617
     Pelican Sound            379            $7,138    $6,898
     The Meadows II           316            $6,836    $6,329
     Town Place               240            $6,755    $6,552

(v)  Lease expirations

     All leases are short term and scheduled to expire in 2001.

     (A) The approximate number of tenants whose leases will expire in 2001 are as follows:

                    All Apartments           854
                    Pelican Sound            350
                    The Meadows II           294
                    Town Place               210

     (B) The approximate total area in square feet covered by such leases that will expire in 2001 are as follows:

                    All Apartments           657,000
                    Pelican Sound            236,000
                    The Meadows II           247,000
                    Town Place               174,000

     (C) The approximate annual rental represented by such leases that will expire in 2001 is as follows:

                    All Apartments           $3,289,000
                    Pelican Sound            $1,380,000
                    The Meadows II           $1,119,000
                    Town Place               $  790,000

     (D) The percentage of gross annual rental represented by such leases that will expire in 2001 is 100% for each property.

(vi) Depreciation information

(A)  Federal tax basis

The federal tax basis for each of the properties is set forth below:

                                        Accumulated      Tax
Pelican Sound                 Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 2,513      $     0        $ 2,513
Land Improvements                859          346            513
Buildings and Improvements     7,969        1,879          6,090
Personal Property              1,364        1,082            282
Total                        $12,705      $ 3,307        $ 9,398

                                        Accumulated      Tax
The Meadows II                Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 1,064      $     0        $ 1,064
Land Improvements                100           22             78
Buildings and Improvements     8,590        3,592          4,998
Personal Property              1,030          811            219
Total                        $10,784      $ 4,425        $ 6,359

                                        Accumulated      Tax
Town Place                    Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 1,190      $     0        $ 1,190
Land Improvements                  2            0              2
Buildings and Improvements     4,334        1,572          2,762
Personal Property                789          639            150
Total                        $ 6,315      $ 2,211        $ 4,104

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

(vii) Real estate taxes
                              Realty             Annual
                              Tax                Realty
                              Rate               Taxes

     Pelican Sound       $24.7806 per $100    $319,734 (1)
     The Meadows II      $25.3032 per $100    $265,684 (2)
     Town Place          $22.9935 per $100    $184,012 (1)

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

The Agreement of Limited Partnership provides that the General Partner may in its sole discretion utilize up to 2% of the gross proceeds of the offering ($360,000) to repurchase Interests tendered to the Partnership by Limited Partners who offer for repurchase fewer than 100 Interests in the aggregate. Accordingly, the Partnership repurchased Interests from Limited Partners from 1989 through 1992 until 2% of the gross proceeds of the offering were expended. This repurchase arrangement was intended only to provide a potential for liquidity as to a limited number of Interests and was not intended to provide a market for the Interests in general.

b)  Security Holders

As of March 23, 2001, there were 1,168 Interest holders of record on the Partnership's books and records.

c)  Dividends or Similar Distributions

During the last two years, quarterly cash distributions to Limited Partners were declared at the rate of 5% per annum on the original capital investment. Cash distributions declared to the Limited
Partners for the two year period ended December 31, 2000 were made as follows:

            Period        Date        Amount Distributed
            Ended         Paid      Total     Per $1,000 Interest

          03/31/99     04/19/99     $167,504         $12.50
          06/30/99     07/19/99     $167,504         $12.50
          09/30/99     10/18/99     $167,504         $12.50
          12/31/99     01/24/00     $167,504         $12.50
          03/31/00     04/21/00     $167,504         $12.50
          06/30/00     07/21/00     $167,504         $12.50
          09/30/00     10/20/00     $167,504         $12.50
          12/31/00     01/19/01     $167,504         $12.50

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

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

The financial statements included in Item 7 present the balance sheet as of December 31, 2000 and present the cash flow and results of operations for the two years ended December 31, 2000.

Financial Condition

During 2000, cash and cash equivalents decreased by $320,000 from $4,571,000 at December 31, 1999 to $4,251,000 at December 31,
2000. During 2000, approximately $1,166,000 was generated by operating activities, approximately $1,049,000 was used by financing activities, and approximately $437,000 was used in investing activities as shown herein on the Statements of Cash Flows.

Approximately $437,000 of fixed asset additions were capitalized during 2000 ($192,000 at Pelican Sound, $158,000 at Town Place and $87,000 at The Meadows II).

Total liabilities were approximately $30.1 million at December
2000, down from $30.4 million at December 1999, primarily due to the decrease of the outstanding mortgage balances.

The outstanding balance of the mortgage loan on Pelican Sound Apartments averaged $12.88 million during the last two years.
The outstanding balance of the mortgage loans on The Meadows II Apartments averaged $6.41 million during the last two years. The outstanding balance of the mortgage loans on Town Place Apartments averaged $6.38 million during the last two years.

The use of leverage through borrowings is intended to assist the Partnership in meeting its investment objective of achieving capital appreciation for the Limited Partners. The total leverage on the three properties at year end is 77.7% of the capitalized cost, compared to 79.9% at the end of 1999.

The use of mortgage financing creates unrelated business taxable income ("UBTI") for qualified plan investors. The UBTI for 2000 was approximately $26 per $1,000 Limited Partner Interest.

Partners' Capital decreased by $722,000 during 2000. The decrease was attributable to $673,000 of distributions declared to the
Partners, and by the net loss of $49,000 for financial reporting purposes (after depreciation and amortization of $1,139,000).

Results of Operations

The Statements of Operations present a two-year comparison of operations divided into two separate categories: investment property operations and other partnership income (expenses).

The comparative presentation of operations reflects the operation of 935 apartment units during each period.

Revenues from 2000 rental operations increased $273,000 from the prior year. The increase was comprised of increases at Pelican Sound ($84,000), at The Meadows II ($150,000), and at Town Place ($39,000). A summary of total operating revenue by apartment site follows:
                                            Increase  Increase
                                          (Decrease) (Decrease)
                     2000          1999       Amount    Percent
Pelican Sound     $2,845,000    $2,761,000   $ 84,000      3.0%
The Meadows II     2,217,000     2,067,000    150,000      7.3%
Town Place         1,703,000     1,664,000     39,000      2.3%
Total             $6,765,000    $6,492,000   $273,000      4.2%

The $84,000 increase at Pelican Sound is attributed to a 3% increase in asking rents, and a 2% increase in average occupancy (from 92% to 94%). The $150,000 increase at The Meadows II is attributed to a 2% increase in asking rents, and by a 5% increase
in average occupancy (from 86% to 91%).   The $39,000 increase at
Town Place is attributed to a 4% increase in asking rents offset by a 2% decrease in average occupancy (from 92% to 90%).

The average monthly gross potential rent per unit at the Apartments for the two year period was:
                                              Increase  Increase
                   Number
(Decrease)(Decrease)
                  of Units       2000    1999  Amount   Percent
All Apartments       935         $643    $626   $17       2.7%
Pelican Sound        379         $654    $636   $18       2.8%
The Meadows II       316         $627    $614   $13       2.1%
Town Place           240         $646    $624   $22       3.5%

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments. As a general rule the asking rents are the same as the actual rents eventually established by the rental agreements and are comparable with existing market conditions.

The average occupancy level at the Apartments for the two year period was:
                                                       Increase
                                2000         1999     (Decrease)
All Apartments                   92%          90%         2%
Pelican Sound                    94%          92%         2%
The Meadows II                   91%          86%         5%
Town Place                       90%          92%        (2%)

The range of occupancy levels at the Apartments for the years was:

                              2000             1999
All Apartments             90.4-93.6%       88.0-92.5%
Pelican Sound              87.8-98.4%       88.5-94.2%
The Meadows II             87.2-93.2%       79.0-90.5%
Town Place                 84.4-96.7%       85.6-94.8%

The differences in occupancy levels were primarily related to the Partnership's asking rents compared to other competitors in the market place.

Rental expenses before depreciation and debt service increased $269,000. The increase was comprised of increases at Town Place ($134,000), and Pelican Sound ($130,000), and The Meadows II ($5,000). A summary of operating expenses before depreciation and debt service by apartment site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     2000        1999       Amount      Percent
Pelican Sound     $1,555,000  $1,425,000   $ 130,000       9.1%
The Meadows II     1,164,000   1,159,000       5,000       0.4%
Town Place         1,013,000     879,000     134,000      15.2%
Total             $3,732,000  $3,463,000   $ 269,000       7.8%

The changes in rental expenses can be explained as follows:

Pelican Sound

The $130,000 increase in expenses at Pelican Sound consisted of increases in various expenses totaling $207,000, offset by decreases in other expenses totaling $77,000.

The increases primarily consisted of the following:

               Exterior painting             $ 60,000
               Personnel                       52,000
               Building exterior repairs       47,000
               Property taxes                  12,000
               Other                           26,000
               Total                         $207,000

The $60,000 increase in exterior painting was a non-recurring expense incurred in 2000.

The $52,000 increase in personnel consisted of a $29,000 increase in maintenance personnel expenses, $19,000 in on-site manager expenses, and $4,000 for other personnel expenses.

The $47,000 increase in building exterior repairs was a non-recurring expense incurred in 2000 in conjunction with the painting.

The decreases primarily consisted of the following:

               Utilities                     $ 48,000
               Insurance                       13,000
               Other                           16,000
               Total                         $ 77,000

The $48,000 decrease in utilities was the direct result of installing individual water meters for each apartment unit so that utilities can be billed directly to each resident.

The $13,000 decrease in insurance was achieved by changing insurance carriers.

Town Place

The $134,000 increase in expenses at Town Place consisted of increases in various expenses totaling $167,000, offset by decreases in expenses totaling $33,000.

The increases primarily consisted of the following:

               Exterior painting              $ 71,000
               Building exterior repairs        35,000
               Personnel                        15,000
               Landscaping                      13,000
               Other                            33,000
               Total                          $167,000

The $71,000 increase in exterior painting and the $35,000 increase in exterior repairs were non-recurring expenses incurred in
2000.

The $15,000 increase in personnel primarily consists of a $12,000 increase in grounds personnel expenses and a $3,000 increase in maintenance personnel expenses.

The decreases primarily consisted of the following:

               Insurance                      $ 6,000
               Other                           27,000
               Total                          $33,000

The $6,000 decrease in insurance was achieved by changing insurance carriers.

The Meadows II

The $5,000 increase in expenses at The Meadows II consisted of increases in various expenses totaling $69,000, offset by decreases in expenses totaling $64,000.

The increases primarily consisted of the following:

               Personnel                     $ 45,000
               Utilities                       18,000
               Property taxes                   6,000
               Total                         $ 69,000

The $45,000 increase in personnel consisted of $30,000 for on-site management expenses, and $15,000 for grounds and snow personnel expenses.

The $18,000 decrease in utilities consisted of a $16,000 increase in gas due to higher rates and a $2,000 increase in sewer and water.

The decreases primarily consisted of the following:

               Exterior Painting             $ 53,000
               Advertising                      6,000
               Other                            5,000
               Total                         $ 64,000

The exterior painting of $53,000 was a non-recurring expense incurred in 1999.

The increase in operating revenue of $273,000, offset by the increase in operating expenses of $269,000, resulted in an increase of $4,000 in funds from operations. The increase was comprised of an increase at The Meadows II of $145,000, offset by decreases at
Town Place ($95,000) and at Pelican Sound ($46,000).   A summary
of funds from operations by apartment site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     2000        1999       Amount      Percent
Pelican Sound     $1,290,000  $1,336,000   $(46,000)     (3.4%)
The Meadows II     1,053,000     908,000    145,000      16.0%
Town Place           690,000     785,000    (95,000)    (12.1%)
Total             $3,033,000  $3,029,000   $  4,000       0.1%

Interest expense increased $272,000. The increase was comprised of an increase for Pelican Sound of $285,000, offset by a decrease for The Meadows II of $7,000 and a decrease for Town Place of $6,000.
The increase at Pelican Sound is due to a higher interest rate on the increased loan balance from refinancing that occurred in October 1999. The decreases for The Meadows II and Town Place are the result of interest charged on the decreasing principal balances of the notes.

After considering the effect of interest expense, 2000 calendar year net operating income before depreciation was $936,000. A summary of net operating income before depreciation by apartment site follows:
                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     2000        1999       Amount      Percent
Pelican Sound     $  246,000  $  578,000   $(332,000)    (57.4%)
The Meadows II       566,000     413,000     153,000      37.0%)
Town Place           124,000     213,000     (89,000)    (41.8%)
Total             $  936,000  $1,204,000   $(268,000)    (22.3%)

The net income from real estate activities is partially sheltered by deductions for depreciation and amortization which did not affect cash flow. Depreciation and amortization increased
$66,000 from 1999 levels.

As a result of the foregoing, net loss from investment properties operations for 2000 was $89,000, compared to a net income of $199,000 in 1999. During both years all three properties generated positive cash flow. The General Partner anticipates that all three properties will continue to positively cash flow in 2001.

Other income, net of other expense, increased approximately
$213,000 from 1999 calender year levels. The increase is attributable to a $182,000 increase in interest income earned, and a $31,000 decrease in administrative expenses.

As a result of the foregoing, the net loss for 2000 was $49,000, compared to net income of $27,000 in 1999.

Liquidity

At December 31, 2000 there was approximately $4.25 million of cash and cash equivalents and $20,000 of escrow deposits resulting in
$4.3 million of liquidity. The Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity. The cash balance averaged $4.41 million during the year.

Cash decreased approximately $319,000 during 2000 as shown on the Statements of Cash Flows. Escrow deposits increased $3,000 from the prior year balance.

Cash flow of $1,167,000 was generated by operating activities during 2000 as shown on the Statements of Cash Flows in the annual financial statements. The 2000 cash flow was used to make cash distributions to the partners of $670,000, of which $256,000 (38.2%) was considered to be portfolio income subject to income taxes. (Investment interest expense of $354,000 was available in 2000 to offset all of the portfolio income for income tax purposes.) The balance of the cash flow provided by operations was used to pay $437,000 of additions to the properties. Regular monthly mortgage loan payments reduced the mortgage principal balances by $375,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's needs.

Short-term obligations total $4.18 million, consisting of $414,000 of current mortgage principal liabilities, $266,000 of accrued real estate taxes, $171,000 of distributions payable to the partners,
$133,000 of tenant security deposits, $136,000 of other current liabilities, and $3,061,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to the partners. Investment property operations generated a profit in 2000 of $1,050,000 (before depreciation and amortization of $1,139,000) compared to $1,272,000 in 1999.

The Partnership intends, but is not required, to continue to declare quarterly cash distributions in 2001 to the Limited Partners at the rate of $12.50 per Interest (5.0% per annum on the original capital investment of $1,000 per Interest). This intention will require cash distributions to the limited partners of approximately $670,000 during 2001. Through December 31, 2000 the Partnership distributed approximately $13.9 million (77% of original capital) to the Limited Partners since inception. Cumulative cash distributions range from $770 (77%) to $917 (92%) per $1,000 Interest of an original holder depending upon the date of purchasing the Interest.

The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of $2.0 million over the next five years. These obligations should be satisfied by cash generated from operations. In the year 2003 the Town Place mortgage note requires a balloon payments that will total $6.1 million. The Meadows II mortgage is due in year 2005 and requires a final payment of $5.7 million. It is anticipated that both properties will be sold or refinanced prior to the maturity dates in 2003 and 2005.

Approximately $3.9 million of deferred fees and deferred interest related thereto has been earned by the General Partner and affiliates, of which approximately $3.0 million is a short term obligation of the Partnership currently due and payable.

The mortgage notes on Town Place and The Meadows II bear interest at 8.25% an 7.25% respectively. Both loans are due in two to four years (in 2003 and 2005). The Partnership is exploring the possibility of refinancing both mortgage loans during 2001 if lower interest rates are available. Additional proceeds from the refinancings in excess of the existing mortgage debt would provide additional liquidity.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Capital Resources

At December 31, 2000 no material commitments existed to acquire additional property or to make capital expenditures. However, a material short-term obligation exists of approximately $3.0 million payable to the General Partner for deferred fees. The anticipated source of funds to pay this obligation in the year 2001 will be the cash reserves on hand from the mortgage refinancing proceeds.

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

Information contained in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect, "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely effect the Partnership's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Partnership's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this Annual Report on Form 10-KSB.

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

At the time of originating the Partnership, the General Partner anticipated that the Partnership would dispose of its properties and complete liquidation within seven to nine years after the Partnership's acquisition of its investment properties. The three properties owned by the Partnership were acquired between January
1989 and November 1993. The Partnership Agreement provides for termination at December 31, 2005.

There are certain events that could cause the reported financial information to not be indicative of future operating results or future financial condition, as follows:

     In 2001, the Partnership intends to retire the current obligation payable to the General Partner for deferred fees and deferred interest in the amount of approximately $3.0 million using cash reserves on hand which were previously generated from mortgage loan refinancing. Such payment will impact future financial condition by reducing the liquidity of
     the Partnership to retire the current obligation. Such payment will impact future operations by reducing the portfolio interest income generated by the investment of such
     cash reserves. Interest expense will not be affected by such payment because such deferred amounts did not bear interest during the year 2000.

     Approximately $2.56 million of the mortgage financing on The Meadows II was not disbursed at closing in October 1998 and remains undisbursed as of December 31, 2000. The debt service
     requirements for this loan will change at the time that the remaining funds are disbursed and will impact both future operating results and future financial condition.

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

The Partnership did not have any material expenditures in 2000 for environmental capital projects or for operation and maintenance of environmental protection facilities. While there can be no assurances, the Partnership anticipates that during 2001 and 2002 no material amount will be spent on capital projects for environmental protection.

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


Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in the economy and the Partnership continues to seek ways to mitigate its impact. To the extent permitted by competition, in general the Partnership passes increased costs on to its residents by increasing asking rents over time. Operating revenue associated with rental properties reported in the Partnership's financial statements have increased in the last year from $6.49 million in 1999 to $6.77 million in 2000 (a 4.3% increase). The increased revenue is due to an increase in asking rents and an increase in average occupancy. The gross potential rent increased from $7,020,000 in 1999 to $7,213,000 in 2000, a 2.7% increase.
Average occupancy increased from 90.0% in 1999 to 92.0% in 2000. The changes in gross potential rent and in occupancy at each location follows:

     Pelican Sound gross potential rent increased from $2,894,000 in 1999 to $2,975,000 in 2000 (a 2.8%
     increase). Average occupancy increased from 91.8% in 1999 to 93.8% in 2000.

     The Meadows II gross potential rent increased from $2,329,000 in 1999 to $2,378,000 in 2000 (a 2.1%
     increase). Average occupancy increased from 86.5% in 1999 to 91.3% in 2000.

     Town Place gross potential rent increased from $1,796,000 in 1999 to $1,860,000 in 2000 (a 3.6% increase).
     Occupancy decreased from 91.5% in 1999 to 90.2% in 2000.

The Partnership attempts to pass most cost increases through to the residents by adjusting the asking rents for apartments. The General Partner believes that the ability to increase rental rates on apartment units should generally offset any adverse effects from inflation on the Partnership's cost of operations. The General
Partner anticipates that demand for residential rental units in the Clearwater and St. Petersburg, Florida areas and in Madison, Wisconsin and will remain stable to high.

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

The Partnership's investment in the Apartments currently owned was made between January 1989 and November 1993. The various Apartments were constructed over a period of time ranging from 1975to 1987. The Apartments have an estimated remaining useful life ranging up to 23 years for buildings and improvements as of December 31, 2000. Carpeting, appliances, and other furnishings and equipment are depreciated over five years for financial statement purposes. Capitalized additions acquired in prior years will, of course, be replaced at higher costs but this will take place over many years. These new assets will result in higher depreciation charges; but in many cases, due to technological improvements, there should be operating cost savings as well. It is not the intention of the Partnership to hold the investment properties until fully depreciated economically. The Partnership considers these matters in setting its pricing policies with respect to asking rents.

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

Inflation had no material effect on the results of operations in 2000 and 1999.

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

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

(a)  Directors and Executive Officers.

Neither the Partnership nor Decade Companies, its General
Partner, has a Board of Directors.

The names, ages and business experience of the general partners of Decade Companies are as follows:

Mr. Jeffrey Keierleber (age 47), is a licensed real estate broker and securities agent. He is the sole Director of the Corporate General Partner for various limited partnerships and serves as a co-General Partner in the public limited partnerships sponsored by Affiliates of Decade Companies, and he is a General Partner in all of the non-public limited partnerships sponsored by Affiliates of
Decade Companies. Mr. Keierleber is a shareholder, officer, and director of a number of privately held and affiliated corporations.

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

(b)  Significant employees.

The names, ages and business experience of significant employees of the General Partner and its affiliates are as follows:

Mr. Steven Cooper (age 56), is a Certified Property Manager and has served as Vice-President of Decade Properties, Inc. since
1989.

Mr. Michael G. Sweet (age 51), is a Certified Public Accountant and has served as the Controller of Decade Companies and Partnership
Manager of the Decade-sponsored partnerships since 1982, and as an officer and/or director of various affiliated entities since
1988.

(c)  Family relationships.

There is no family relationship between any of the foregoing individuals.

(d) Involvement in certain legal proceedings.  None.

(e) Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Partnership's directors, its executive officers, and any persons holding more than 10% of the Partnership's Interests are required to report their initial ownership of the Partnership's Interests and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Partnership is required to disclose any failure to file by those dates.
The Partnership believes that all of these filing requirements were satisfied during the year ended December 31, 2000. In making these disclosures, the Partnership has relied solely on representations of those persons it knows to be subject to the reporting requirements and copies of the reports that they have filed with the SEC.

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

(b) Summary Compensation Table: No cash or non-cash compensation has been paid or distributed during the last fiscal year by the Partnership to the general partners of Decade Companies.

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

Persons who are the beneficial owners of more than five percent of the voting securities as of March 22, 2001 are:

     (1)             (2)             (3)                (4)

Title of Class    Name and          Amount and     Percent of
Class
                 Address of        Nature of
                 Beneficial        Beneficial
                 Owner             Owner

Limited Partner  Jeffrey Keierleber 2,762.80        20.617%
Interests        240 Bayside Drive
                 Clearwater, FL 33767

Family members and affiliates of the General Partner own 35.69 additional Interests and Decade Properties, Inc., a corporation wholly owned by Mr. Keierleber, owns 8.0 Interests (included above).

(b)  Security ownership of management: See response to item (a).

(c) Changes in control.  None.

Item 12.  Certain Relationships and Related Transactions

Decade Companies, the General Partner of the Partnership, was reimbursed for expenses of $113,303 in 2000 and $133,470 in 1999.

Decade Properties, Inc., wholly-owned by Jeffrey Keierleber, the Managing General Partner of Decade Companies, the General Partner of the Partnership, manages the Apartments. During the last two years Decade Properties, Inc. earned property management fees of $520,404 in 2000 and $506,915 in 1999, reimbursed expenses of $957,259 in 2000 and $879,468 in 1999 including the site property management staff, and interest on real estate sales commissions of $28,588 in 2000 and $28,588 in 1999 (earned but not paid, and payment is subordinated as set forth in the Partnership Agreement).

The Partnership is required to pay a distributive share of cash flow to the General Partner. When and as quarterly cash distributions are made to the Limited Partners, 99% of all distributable cash, as defined in the Agreement of Limited Partnership, will be distributed to the Limited Partners and 1% to the General Partner. Distributions of $3,975 were paid to the General Partner during 2000 compared to $3,201 in 1999. Distributions to the General Partner of $3,547 were accrued during 2000, compared to $3,975 in 1999.

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

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits and Index of Exhibits and
(b)  Description of Exhibits

                                   Description

     Exhibit 3      Articles of Incorporation and By-laws

                    (3.1)     Certificate of Limited Partnership
                              Agreement (previously filed with
                              Form 8/A).

                    (3.2)     Adoption of Section 8.6 Fair Price
                              Provision (previously filed with
                              Schedule 14A proxy statement dated
                              December 13, 1996).

     Exhibit 10     Forms of Material Contracts

                    (10.1)    Form of Acquisition Agreement
                              (previously filed with Form S-11
                              Registration Statement on August
28,
                              1985).

                    (10.2)    Management Consulting Agreement
                              (previously filed with Form S-11
                              Registration Statement on August
28,
                              1985).

                    (10.3)    Form of Property Management
                              Agreement (previously filed with
                              Form S-11 Registration Statement on
                              August 28, 1985).

                    (10.4)    Security Agreement between
                              Partnership and Home Savings of
                              America, F.A. (previously filed
with
                              Amendment No. 1 to Form 10-K/A on
                              December 5, 1996).

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

                    (10.8)    Loan Agreement between Republic
Bank
                              and the Partnership, (previously
                              filed with Amendment No. 1 to Form
                              10-K/A dated December 5, 1996).

                    (10.9)    Mortgage between Republic Bank and
                              the Partnership (previously filed
                              with Amendment No. 1 to Form 10-K/A
                              dated December 5, 1996).

                    (10.10)   Nonrecourse Agreement between Home
                              Savings of America and the
                              Partnership (previously filed with
                              Amendment No. 1 to Form 10-K/A
dated
                              December 5, 1996).

                    (10.11)   Mortgage Consolidation and
                              Modification Agreement between
                              Pelican Sound Limited Partnership
                              and River Bank America (previously
                              filed with Amendment No. 1 to Form
                              10-K/A dated December 5, 1996).

                    (10.12)   Fee Agreement For Purchase and Sale
                              of Pelican Sound (previously filed
                              with Amendment No. 1 to Form 10-K/A
                              dated December 5, 1996).

                    (10.13)   Regulatory Agreement Concerning The
                              Meadows loans (previously filed
with
                              Amendment No. 1 to Form 10-K/A
dated
                              December 5, 1996).

                    (10.14)   Mortgage Note between Partnership
                              and Associated Bank Milwaukee
                              (previously filed with Form 8-K
                              dated March 26, 1999).

                    (10.15)   Mortgage, Security Agreement and
                              Fixture Financing Statement between
                              Partnership and Associated Bank
                              Milwaukee (previously filed with
                              Form 8-K dated March 26, 1999).

                    (10.16)   Assignment of Leases and Rents
                              between Partnership and Associated
                              Bank Milwaukee (previously filed
                              with Form 8-K dated March 26,
1999).

                    (10.17)   Collateral Assignment of Property
                              Management Contract between
                              Partnership and Associated Bank
                              Milwaukee (previously filed with
                              Form 8-K dated March 26, 1999).

                    (10.18)   Reserve Fund Agreement between
                              Partnership and Associated Bank
                              Milwaukee (previously filed with
                              Form 8-K dated March 26, 1999).

                    (10.19)   Payment Amount/Frequency
                              Modification between Partnership
and
                              Associated Bank Milwaukee
                              (previously filed with Form 8-K
                              dated March 26, 1999).

                    (10.20)   Mortgage Note between Partnership
                              and Republic Bank (previously filed
                              with Form 10-KSB dated March 30,
                              2000).

                    (10.21)   Mortgage between Partnership and
                              Republic Bank (previously filed
with
                              Form 10-KSB dated March 30, 2000).

                    (10.22)   Assignment of Rents, Leases,
                              Contracts, Accounts Receivable,
                              Accounts and Deposit Accounts
                              between Partnership and Republic
                              Bank (previously filed with Form
                              10-KSB dated March 30, 2000).

                    (10.23)   Loan Agreement between Partnership
                              and Republic Bank (previously filed
                              with Form 10-KSB dated March 30,
                              2000).

                    (10.24)   Security Agreement between
                              Partnership and Republic Bank
                              (previously filed with Form 10-KSB
                              dated March 30, 2000).

                    (10.25)   Subordination Agreement between and
                              Partnership and Republic Bank
                              (previously filed with Form 10-KSB
                              dated March 30, 2000).

                    (10.26)   Environmental Compliance and
                              Indemnity Agreement between
                              Partnership and Republic Bank
                              (previously filed with Form 10-KSB
                              dated March 30, 2000).

                    (10.27)   Agreement to Provide Insurance
                              between Partnership and Republic
                              Bank (previously filed with Form
                              10-KSB dated March 30, 2000).

                    (10.28)   Anti-Coercian Letter executed by
                              Partnership (previously filed with
                              Form 10-KSB dated March 30, 2000).

                    (10.29)   Agreement Waiving Right to Jury
                              Trial between Partnership and
                              Republic Bank (previously filed
with
                              Form 10-KSB dated March 30, 2000).

                    (10.30)   Mortgage Refinancing Services
                              Agreement between Partnership and
                              Decade Properties, Inc. (previously
                              filed with Form 10-KSB dated March
                              30, 2000).

(c)  Financial Data Schedule.

     Not Applicable.

(d)  Reports on Form 8-K filed in the fourth quarter of 2000:

     None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Decade Companies Income Properties
                                     (Registrant)

                                   Decade Companies
                                    General Partner

March 23, 2001               By /s/ Jeffrey L. Keierleber
      Dated                  Jeffrey L. Keierleber,
                             General Partner of Decade Companies

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed in the capacities and on the dates indicated.

March 23, 2001               By /s/ Jeffrey L. Keierleber
      Dated                  Jeffrey L. Keierleber, Principal
Executive
                             Officer and Principal Financial and
                             Accounting Officer of the Registrant


                     ANNUAL REPORT ON FORM 10-KSB

                                ITEM 7

                         FINANCIAL STATEMENTS

                     YEAR ENDED December 31, 2000

      DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP

                        BROOKFIELD, WISCONSIN


DECADE COMPANIES INCOME PROPERTIES
Brookfield, Wisconsin

FINANCIAL STATEMENTS

Including Independent
Auditors' Report
December 31, 2000 and 1999


TABLE OF CONTENTS




INDEPENDENT AUDITORS' REPORT                            1

FINANCIAL STATEMENTS

Balance Sheet                                           2

Statements of Operations                                3

Statements of Partners' Deficit                         4

Statements of Cash Flows                                5

Notes to Financial Statements                           6 - 12

DECADE COMPANIES INCOME PROPERTIES


INDEPENDENT AUDITORS' REPORT

The Partners of
Decade Companies Income Properties - A Limited Partnership
Brookfield, Wisconsin

We have audited the accompanying balance sheet of Decade Companies Income Properties - A Limited Partnership (the Partnership) as of December 31, 2000 and the related statements of operations, partners' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decade
Companies Income Properties - A Limited Partnership as of
December
31, 2000, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United
States of America.

Milwaukee, Wisconsin
January 24, 2000

BALANCE SHEET
December 31, 2000

                                 ASSETS



Cash and cash equivalents
$4,251,384


Prepaid expenses and other assets
183,386

Escrow deposits
20,598

Deferred financing costs
524,951

Net investment properties
22,089,665

TOTAL ASSETS                                          $27,069,984


LIABILITIES AND PARTNERS' DEFICIT


LIABILITIES

Tenant security deposits                                $133,385

Accounts payable                                          49,931

Accrued real estate taxes                                 265,684

Accrued interest payable                                   20,310

Unearned rent                                              65,744

Distributions payable                                     171,051

Payables to affiliates                                  3,935,184

Mortgage notes payable                             25,482,407

Total Liabilities                                     30,123,696

PARTNERS' DEFICIT

General Partner                                       (95,827)


Limited Partners (Interests authorized - 18,000;

  Interests outstanding - 13,400.27)           (2,957,885)

Total Partners' Deficit                            (3,053,712)

TOTAL LIABILITIES AND
   PARTNERS' DEFICIT                             $27,069,984


STATEMENTS OF OPERATIONS
Years Ended December 31, 2000 and 1999


2000           1999

OPERATING REVENUE ASSOCIATED WITH INVESTMENT
 PROPERTIES

Rentals                                    $6,486,367
$6,186,552

Other                                        279,053
305,946

Total Operating Revenue Associated with
Investment Properties                      6,765,420   6,492,498

OPERATING EXPENSES ASSOCIATED WITH INVESTMENT PROPERTIES


Operating                                  2,684,983
2,439,144

Administration                              289,662
292,480

Real estate taxes                           757,114
731,257

Total Operating Expenses Associated
with Investment Properties                 3,731,759
3,462,881

Funds from Operations                       3,033,661
3,029,617

Interest, including amortization of       (2,097,206) (1,825,304)
   financing cost

Depreciation                              (1,025,601) (1,005,261)

Income (loss) from Investment Properties     (89,146)   199,052

Interest income                           256,176          74,534

Interest on payables to affiliates        (28,588)       (28,588)

Administrative expenses                   (187,195)     (218,189)

Net Other Partnership Income (Expenses)    40,393     (172,243)

NET INCOME (LOSS)                           $(48,753)  $26,809

Net income (loss) attributable to General    $(488)     $268
      Partner (1%)

Net income (loss) attributable to Limited    (48,265)   26,541
      Partners (99%)
                                            $(48,753)  $26,809

Weighted average Limited Partnership        13,400.27  13,400.27
     Interests outstanding

Net income (loss) per weighted average       $(3.60)    $1.98
      Limited Partnership Interest


STATEMENTS OF PARTNERS' DEFICIT
Years Ended December 31, 2000 and 1999


                      Limited     General     Limited   Total
                      Partnership Partners'   Partners'
                      Interests   Deficit     Deficit



BALANCES at
December 31, 1998    13,400.27   $(88,085)$(1,596,126)
$(1,684,211)

Net income for the year     -        268       26,541     26,809

Distributions to Partners   -    (3,975)     (670,019)  (673,994)

BALANCES at December 13,400.27   (91,792)   (2,239,604)
(2,331,396)
  31, 1999

Net loss for the year       -      (488)      (48,265)   (48,753)

Distributions to Partners   -   (3,547)      (670,016)  (673,563)

BALANCES at December 13,400.27   $(95,827)
$(2,957,885)$(3,053,712)
    31, 2000


STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999

                                             2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                          $(48,753)  $26,809

Adjustments to reconcile net income (loss) to net cash flows from operating activities

Depreciation                               1,025,601    1,005,261

Amortization of deferred financing costs     113,307      67,777

Changes in operating assets and liabilities

Prepaid expense and other assets             (42,329)      8,154

Escrow deposits                              (3,661)      107,817

Tenant security deposits                     13,355        1,027

Accounts payable                             (2,133)     (83,338)

Unearned rent                                56,074        9,670

Accrued real estate taxes                    6,263        (6,684)

Accrued interest payable                     (15)        (40,273)

Payables to affiliates                       49,078       31,703

Net Cash Flows from Operating Activities     1,166,787
1,127,923

CASH FLOWS FROM INVESTING ACTIVITIES

Net additions to investment properties       (436,660)
(430,485)

Net Cash Flows from Investing Activities     (436,660)
(430,485)

CASH FLOWS FROM FINANCING ACTIVITIES

Additions to debt issue costs                    -
(424,951)

Payment on mortgage notes payable            (375,407)
(9,896,428)

Proceeds from mortgage notes payable             -
13,000,000

Distributions paid to Limited Partners       (670,016)
(670,017)

Distributions paid to General Partner        (3,975)
(3,201)

Net Cash Flows from Financing Activities     (1,049,398)
2,005,403

NET CHANGE IN CASH AND CASH EQUIVALENTS      (319,271)
2,702,841
CASH AND CASH EQUIVALENTS - Beginning of Year 4,570,655
1,867,814

CASH AND CASH EQUIVALENTS - END OF YEAR      $4,251,384
$4,570,655


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

The Partnership consists of a General Partner, Decade Companies -
A
General Partnership (Decade Companies), of which Jeffrey
Keierleber
and Decade 80, Inc. are the general partners, and 1,168 Limited
Partners at December 31, 2000.

Basis of Accounting

The accompanying financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), will differ from the income tax returns due to the different treatment of various items as specified by the Internal Revenue Code. The net effect of these accounting differences is as follows for 2000:



                                  GAAP Basis     Income Tax Basis


                                        (In Thousands)




Total Assets                       $27,069        $27,128

Partners' Capital (Deficit)

General Partner                       (96)           (76)

Limited Partners                     (2,958)        1,153

Net Income (Loss)

General Partner                          (1)            1

Limited Partners                        (48)           99


Cash and Cash Equivalents

The Partnership defines cash and cash equivalents as highly liquid, short-term investments with a maturity at the date of acquisition of three months or less.
Advertising

Advertising costs are charged to operations when incurred.

Advertising expenses are immaterial.

Depreciation

Depreciation is computed by the straight-line method using estimated useful lives of 30 years for the buildings and improvements and 5 years for related equipment.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Deferred Financing Costs

Deferred financing costs are amortized using the straight-line method over the term of the agreement (see Note 3) and are included as a component of interest expense in the financial statements.

Fees to Affiliates

Fees related to the offering, organizational and acquisition stages of the Partnership paid to the General Partner or affiliates, and deferred interest related thereto, are limited to a maximum amount as defined in the Partnership Agreement and prospectus. The General
Partner has earned the maximum amount of fees as of December 31, 2000 (see Note 5).

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

Property Management Fees

Fees for property management and rental services are being charged to expense over the period property management services are being performed.

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

Any gains from the sale or disposition of Partnership properties will be allocated:

1) 99% to the Limited Partners and 1% to the General Partner until the cumulative gains are equal to any losses from the sale or disposition of Partnership property for all prior periods; 2) to the Limited Partners until their cumulative gains equal the sum of all sales commissions, underwriting fees, and reimbursed syndication costs for the current year and all prior years, any losses from the sale or disposition of Partnership property for the current year and all prior years, and an amount equal to 6% per annum, cumulative and noncompounded, on the Limited Partners' capital investment minus prior distributions of cash available for distribution or the extent that prior distributions of sales proceeds exceed the Limited Partners' original capital investment ("priority return") from the inception of the Partnership to the end of the current year; 3) to the General Partner an amount equal to the distributions made to the General Partner under
(iii)(b) below; 4) to the General Partner an amount equal to the distributions made to the General Partner pursuant to (iv) below; 5) to the Limited Partners until cumulative gains allocated to them are equal to (vi) below; and 6) to the General Partner until cumulative gains allocated to the General Partner are equal to (vii) below. Any losses from the sale or disposition of the Partnership properties will be allocated 99% to the Limited Partners and 1% to the General Partner.

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

NOTE 2 - Investment Properties

Investment properties owned at December 31, 2000 are as follows:



                                                   Costs
Capitalized
                       Initial Cost to Partnership   Subsequent
to
                                                     Acquisition


                          Buildings   Buildings
            Encum-          and         and
Description brances Land Improvements Equipment Improvements
Equipment



                                   (IN THOUSANDS)



Meadows II Apartments
Madison, Wisconsin $6,360 $1,144    $9,227    $442      $107
$618

Town Place Apartments
Clearwater, Florida 6,331  1,518     5,270     252       203
591


Pelican Sound
Apartments         12,791  2,644     8,801     861       559
546
St. Petersburg, Florida

Total            $25,482   $5,306   $23,298   $1,555     $869
$1,755



                Gross Amount at Which Carried

                         Buildings
                          And
Accumulated
Description       Land  Improvements Equipment  Total
Depreciation

                                (In Thousands)

Meadows II Apartments
Madison, Wisconsin       $1,144   $9,334  $1,060 $11,538
$4,566

Town Place Apartments     1,518    5,473     843   7,834
2,641
Clearwater, Florida

Pelican Sound Apartments
St. Petersburg, Florida   2,644    9,360   1,407  13,411
3,486


Total                    $5,306  $24,167  $3,310 $32,783
$10,693


Description               Date of Construction         Date
Acquired

Meadows II Apartments, In Phases from 1977 through 1980 January
1989
Madison, WI

Town Place Apartments,              1985                February
1990
Clearwater, FL

Pelican Sound Apartments,              1987          NOVEMBER
1993
St. Petersburg, FL

A reconciliation of the cost and accumulated depreciation of the investment properties at December 31, 2000 follows:



                                                         (In
                                                    Thousands)

Cost

Balance at beginning of year
$32,346

Additions to investment properties
437

Balance at end of year
$32,783

Accumulated depreciation

Balance at beginning of year
$9,667

Provision for the year
1,026

Balance at end of year
$10,693

The aggregate cost of the investment properties for federal income tax
Purposes is $29,803,955 because the acquisition fees and sales Commission payable to the general partner are capitalizable for financial reporting purposes only. The accumulated depreciation for federal income tax purposes was $9,944,983 at December 31, 2000.

Note 3 - Mortgage Notes Payable

Mortgage notes payable consists of the following at December 31, 2000:


Mortgage note payable in monthly installments of $47,627
including interest at 7.25%, with final payment due September
30, 2005.
$6,360,691

Mortgage note payable in monthly installments of $52,286
including interest at 8.25%, with final payment due
May 16, 2003.
6,330,630

Mortgage note payable in monthly installments of
$96,951 including interest at 7.50%, with final
payment due October 5, 2006.
12,791,086

Totals
$25,482,407

The Meadows II, Town Place and Pelican Sound Apartments investment
Properties and all associated operating revenues are pledged as collateral for the mortgage notes payable. Interest paid with respect to the mortgage notes and other indebtedness was $2,012,486 and $1,808,067 in 2000 and 1999, respectively. During 1998, The Meadows
II mortgage was refinanced totaling $9,150,000; as of December
31,
2000 and 1999, $2,560,799 of the proceeds remains undrawn and available. During 1999, the Pelican Sound mortgage was refinanced totaling $13,000,000. Aggregate annual maturities of the mortgage notes payable for the five years subsequent to December 31, 2000 are as follows:

2001                                        $    414,000
2002                                             447,000
2003                                           6,480,000
2004                                             390,000
2005                                           6,118,000
2006 and thereafter                           11,633,407
Total                                        $25,482,407


Note 4 - Income Taxes

The partnership pays no income taxes. Partnership losses or income and taxes attributable thereto will be the responsibility of the various partners.

Differences between the net income (loss) as reported herein and net
Income (loss) reported for federal income tax purposes arise from temporary differences related to depreciation, disposition of investment property and accrual-basis adjustments. The following is a reconciliation of reported net loss and net income reported for federal income tax purposes.

                                            2000       1999

Net income (loss) as reported for financial
 reporting purposes                         $(48,753)   $26,809
Add:

Depreciation                                  44,224     25,939


Accrual basis adjustments                    105,074     31,703


Net income reported for federal income tax
purposes                                    $100,545     $84,451


Note 5 - Transactions with Related Parties

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


Decade Companies

Acquisition fees of $2,243,785 are payable to Decade Companies at December 31, 2000 and 1999. Such fees were capitalized as part of the cost of the investment properties. Accrued interest on these fees was
$667,826 at December 31, 2000 and 1999.

In addition, mortgage placement fees of $90,246 are payable to Decade
Companies at December 31, 2000 and 1999.

Decade Properties, Inc.

Decade Properties, Inc. (Decade Properties) earned the following amounts from the Partnership:  property management fees ($520,404
-
2000; $506,915 - 1999) and interest on real estate sales commissions
$28,588 - 2000; $28,588 - 1999).

Real estate sales commissions of $440,700 are payable to Decade Properties at December 31, 2000 and 1999. Accrued interest on these fees was $433,556 and $404,968 at December 31, 2000 and 1999,
respectively. The payment of these fees is subordinated to the Limited Partners as detailed in the Partnership Prospectus.

In addition, other miscellaneous amounts are payable including payroll reimbursement and property management fees totaling, $59,072 and $38,581 at December 31, 2000 and 1999, respectively.

Deferred fees payable to affiliates bear interest at the minimum rate required under the Internal Revenue Code (the Code) to avoid imputed interest under the Code and is payable only from sales proceeds, partnership operations or cash reserves. However, as described above and in Note 1, interest earned on certain deferred fees is subject to the limitations of the Limited Partnership Agreement.

Reimbursed expenses paid to the General Partner or affiliates of the
General Partner on behalf of the Partnership were as follows:
Decade
Companies ($113,303 - 2000; $133,470 - 1999) and Decade
Properties
($957,259 - 2000; $879,468 - 1999).

Note 6 - Fair Values of Financial Instruments

Cash and Cash Equivalents

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long-Term Debt

The carrying amount reported in the balance sheet for mortgage notes payable approximates its fair value.

[/TABLE]