Form 10QSB
period 2001-03-31
DECADE COMPANIES INCOME PROPERTIES
filed 2001-05-15
CIK 775840

U. S. Securities and Exchange Commission
                        Washington, D.C. 20549
                             FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.

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

                             Form 10-QSB

                                INDEX

                            March 31, 2001

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheet - March 31, 2001.                  3

          Statements of Operations for the three
          months ended March 31, 2001 and 2000             4

          Statements of Partners' Capital
          for the three months ended March 31, 2001
          and the year ended December 31, 2000.            5

          Statements of Cash Flows for the three months
          ended March 31, 2001 and 2000.                   6

          Notes to Financial Statements.                   7

Item 2. Management's Discussion and Analysis or Plan
        of Operations                                      7 - 15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                  15

SIGNATURES                                                 16


Decade Companies Income Properties - A Limited Partnership

PART I. FINANCIAL INFORMATION

                   Item 1. Financial Statements

                            BALANCE SHEET
                            March 31, 2001
                             (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents               $ 4,311,139
Escrow deposits                              23,958
Prepaid expenses and other assets           104,119

       Total Current Assets               4,439,216

INVESTMENT PROPERTIES, AT COST:          32,855,043
Less: accumulated depreciation          (10,948,148)

Net Investment Property                  21,906,895

OTHER ASSETS:
Utility deposits                             40,903
Debt issue costs, net of accumulated
 amortization                               496,625
       Total Other Assets                   537,528

       Total Assets                     $26,883,639

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                          $   426,371
Unearned rent collections                    56,001
Tenant security deposits                    108,243
Distributions payable                       172,051
Accrued interest payable                     20,225
Payable to affiliates                     3,973,724
Mortgage notes payable                   25,376,800
     Total Liabilities                   30,133,415

PARTNERS' CAPITAL:
General Partner Capital                     (97,103)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,400.27 Interests)       (3,152,673)

Total Partners' Capital                  (3,249,776)

Total Liabilities and
 Partners' Capital                      $26,883,639

See Notes to Unaudited Financial Statements.

                STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Three Months Ended March 31
                                       2001         2000

Operating revenue:

Rental income                       $1,721,560 $  1,655,566

Operating expenses:

Operating                              755,325      673,472
Real Estate Taxes                      190,497      183,900

      Total                            945,822      857,372

Net income before
 debt service and other
 expenses                              775,738      798,194
Interest expense                      (492,402)    (504,916)
Depreciation                          (255,000)    (250,480)
Amortization of debt issue costs       (28,326)     (28,327)
Net (loss) from investment property         10       14,471

Other income (expenses):

Interest income                         41,487       41,849
Partnership management                 (69,057)     (65,684)
                                       (27,570)     (23,835)

NET INCOME (LOSS)                  $   (27,560) $    (9,364)

Net income (loss) attributable to
 General Partner (1%)              $      (276)         (94)

Net income (loss) attributable to
 Limited Partners (99%)                (27,284)      (9,270)

                                   $   (27,560) $    (9,364)

Net income (loss) per Limited
 Partner Interest                  $     (2.04) $    (0.69)

See Notes to Financial Statements











                   STATEMENTS OF PARTNERS' CAPITAL

      (Unaudited as to the Three Months Ended March 31, 2001)

                              General      Limited
                              Partner     Partners'
                              Capital      Capital     Total



Balances at 12/31/99         $(91,792) $(2,239,604)  $(2,331,396)

Distributions to Partners      (3,547)    (670,016)     (673,563)

Net income for the period        (488)     (48,265)      (48,753)

Balances at 12/31/00         $(95,827)  (2,957,885)  $(3,053,712)

Distributions to Partners      (1,000)    (167,504)     (168,504)

Net (loss) for the period        (276)     (27,284)      (27,560)

Balance at 3/31/01           $(97,103) $(3,152,673)  $(3,249,776)























 See Notes to Unaudited Financial Statements.
               STATEMENTS OF CASH FLOWS - (UNAUDITED)

                 For The Three Months Ended March 31,
                                           2001          2000

CASH PROVIDED BY OPERATIONS             $ 405,095    $ 420,677

INVESTING ACTIVITIES:

Additions to investment property          (72,229)     (78,984)

FINANCING ACTIVITIES:

Principal payments on mortgage notes     (105,607)     (90,284)
Distributions paid to limited partners   (167,504)    (167,504)

NET CASH (USED IN) FINANCING ACTIVITIES  (273,111)    (257,788)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                               59,755       83,905

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                              4,251,384    4,570,655

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                  $4,311,139   $4,654,560

Supplementary disclosure of cash flow information:
          Interest paid                $  484,987   $ 500,311
          Income taxes paid                     0           0

See Notes to Unaudited Financial Statements

      Decade Companies Income Properties - A Limited Partnership

                          September 30, 1998Decade Companies Income Properties
- A Limited Partnership
                             Form 10-QSB
             March 31, 2001NOTE A--BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
  10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
 In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be  expected for the year ended December 31, 2001.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on
          Form 10-KSB for the year ended December 31, 2000.

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

    Information contained in this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the
    Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may,"
  "will," "believe," "expect, "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology.  There are number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results, performance, or achievements of the Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors, which could adversely effect the Partnership's ability to obtain these results, include, but are not limited to, the following: (i) occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Partnership's control; (ii) debt financing could adversely affect the Partnership's performance, (iii) scheduled debt payments could adversely affect the Partnership's financial condition, (iv) financial covenants could adversely affect the Partnership's financial condition, (v) the Partnership's degree of leverage could limit its ability to obtain additional financing, (vi) control and influence by significant limited partners could be exercised in a manner adverse to other limited partners, (vii) environmental problems are possible and can be costly, (viii) the Partnership's performance and Limited Partnership Interest value are subject to risks associated with the real estate industry, (ix) the Partnership may be unable to renew leases or relet space as leases expire, (x) new real estate acquisitions may fail to perform as expected, (xi) competition for real estate acquisitions may result in increased prices for properties, (xii) because real estate investments are illiquid, the Partnership may not be able to sell properties when appropriate, (xiii) changing laws could affect the
 Partnership's business, (xiv) provisions in the Limited Partnership
   Agreement could inhibit changes in control, (xv) the Partnership depends on key personnel; and (xvi) other factors described elsewhere in this Quarterly Report on Form 10-QSB.

 Readers are cautioned not to place undue reliance on these forward-
   looking statements, which speak only as of the date hereof.  The
     Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  The Partnership Agreement provides for termination at December 31, 2005. The three properties owned by the Partnership were acquired between January 1989 and November 1993.

 The General Partner recognizes that each Limited Partner might have different and, at times, conflicting economic interests with respect to the Partnership's continuing ownership of the properties, particular to their individual economic situations. Some Limited Partners might favor a complete liquidation of the
    Limited Partnership and the distribution of all of its assets, regardless of tax consequences. Other Limited Partners might prefer continuing their investment in the Limited Partnership, without change in its holding or investment strategy for the short term. Other Limited Partners might desire to continue their investment in the Limited Partnership, but only if it were to diversify its investment strategies rather than hold the existing properties.

  In view of these conflicting goals of individual Limited Partners, the General Partner has concluded that it will consider different approaches to the Limited Partnership's future in order to provide as much flexibility as possible to Limited Partners to exercise whatever economic decisions they would deem necessary for their particular economic situation.

     As the Partnership enters the liquidation stage, the General Partner will consider the benefits of exchanging the real estate for replacement properties for those Limited Partners who my wish to extend the life of the Partnership, while accommodating those Limited Partners who prefer to terminate their investment upon the sale of the properties.

                        RESULTS OF OPERATIONS

  Operating revenue from rental income was $1,721,000 in the quarter ended March 31, 2001, compared to $1,655,000 for the same period in
    2000, an increase of 4.0%.   Rental income was provided by the
   three sites for the comparative three month period as set forth below:





                                                        Percent
                   Three Months Ended         Increase  Increase
                 3/31/01        3/31/00      (Decrease)  (Decrease)

Pelican Sound  $  725,000     $  679,000     $   46,000     6.8%
Meadows II        564,000        546,000         18,000     3.3%
Town Place        432,000        430,000          2,000     0.5%
Total          $1,721,000     $1,655,000     $   66,000     4.0%

 The $66,000 increase in operating revenue consisted of increases at all three properties. The $66,000 increase was attributed primarily to a 4% increase in gross potential rent, with average
  occupancy holding steady at 92% for both quarters.    The $46,000
  increase at Pelican Sound was attributed to a 5% increase in gross potential rent, plus a 1% increase in occupancy (from 91% to 92%).
    The $18,000 increase at The Meadows II was attributed to a 3% increase in gross potential rent plus a 1% increase in average occupancy (from 92% to 93%).  The $2,000 increase at Town Place was attributed a 4% increase in gross potential rent, offset by a 4% decrease in average occupancy (from 93% to 89%).

 The average monthly gross potential rent per unit at the Apartments for the first quarter of 2001, and the comparative period in 2000, is set forth below:

                 Number         Three Months Ended
                of Units        3/31/01    3/31/00

Pelican Sound      379           $677       $644
The Meadows II     316           $636       $621
Town Place         240           $660       $634
All Rental Units   935           $659       $633

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the first quarter ended March 31, 2001 and the comparable period in 2000, is set forth below:

                             Three Months Ended
                             3/31/01    3/31/00

Pelican Sound                91.8%       91.1%
The Meadows II               93.5%       91.7%
Town Place                   88.9%       93.4%
All Rental Units             91.6%       91.9%

The range of occupancy levels at the Apartments for the first quarter period ended March 31, 2001 and the comparable period in 2000, is set forth below:

                             Three Months Ended
                             3/31/01     3/31/00

Pelican Sound               91.7-92.1%  87.8-94.1%
The Meadows II              92.6-94.6%  91.0-92.4%
Town Place                  87.3-89.7%  93.0-93.8%
All Rental Units            90.8-92.1%  90.4-93.4%

Total rental expenses before depreciation and debt service in the three month period ended March 31, 2001 increased by $89,000, from $857,000 to $946,000, compared to the same period of 2000. The increase was comprised of increases at The Meadows II of $55,000, at Town Place of $21,000, and at Pelican Sound of $13,000.

A summary of operating expenses before depreciation and debt service by apartment site follows:

                                   For the Three Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
               3/31/01    3/31/00      Amount    Percent
Pelican Sound $377,000   $364,000    $ 13,000      3.6%
Meadows II     334,000    279,000      55,000     19.7%
Town Place     235,000    214,000      21,000      9.8%
Total         $946,000   $857,000    $ 89,000     10.4%

The $55,000 increase in operating expenses at The Meadows II was primarily attributable to an increase in utilities expense of $27,000, an increase in insurance expense of $8,000, an increase in the cost of snow removal of $7,000, an increase in maintenance personnel of $4,000, an increase in grounds expenses of $4,000, and an increase in property management fees (attributable to higher rent collections) of $4,000.

The $21,000 increase in operating expenses at Town Place was primarily attributable to an increase in advertising expenses of $6,000, an increase in apartment cleaning of $4,000, an increase in property taxes of $3,000, an increase in lawn mowing and grounds expense of $3,000, an increase in supplies of $2,000, and an increase in property management expenses (attributable to higher rent collections) of $2,000.

The $13,000 increase in operating expenses at Pelican Sound was primarily attributable to an increase in property taxes of $4,000, an increase in pest control of $3,000, an increase in wallpaper replacement of $3,000, and an increase in on-site personnel of $3,000.

As a result of the foregoing, net income from rental property operations before debt service, depreciation and amortization, was approximately $776,000 for the first quarter of 2001, compared to $798,000 for the comparative period, a decrease of approximately $22,000. The net decrease was comprised of decreases at The Meadows II of $37,000 and at Town Place of $19,000, offset by an increase at Pelican Sound of $34,000.
A summary of net operating income before depreciation, amortization, and debt service, by site including the percent of total for each site for three month periods ended follows:

                                              Increase  Increase
                    3/31/01         3/31/00   (Decrease)(Decrease)
               Amount  Percent  Amount Percent Amount    Percent

Pelican Sound $349,000   45%   $315,000  40%  $ 34,000     10.8%
Meadows II     230,000   30%    267,000  33%   (37,000)   (13.9%)
Town Place     197,000   25%    216,000  27%   (19,000)    (8.8%)
Total         $776,000  100%   $798,000 100%  $(22,000)    (2.8%)

Interest expense for the first quarter of 2001 decreased $12,500 from the comparative period primarily as a result of a lower amount of outstanding debt between the two comparative periods.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization increased
$4,500 for the first quarter of 2001 compared to 2000.

The Partnership's net other expenses increased during the three month period in 2001 by approximately $3,800. The $3,800 increase consisted of a decrease in interest income of $400 and an increase in partnership management expenses of $3,400.

As a result of the foregoing, the Partnership's net loss for the quarter ended March 31, 2001 was $27,600, compared to a net loss of $9,400 in the same period of 2000.

Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended March 31, 2001 and 2000 was $256,000 and $269,000, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

At March 31, 2001 there was $4.34 million of cash and cash equivalents and escrow deposits available to pay liabilities. The Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity. The undisbursed funds do not bear interest until they are released by the mortgage lender. The cash balance averaged approximately $4.28 million during the three month period.
During the first three months of 2001, cash and cash equivalents increased by $60,000 as shown herein on the Statements of Cash Flows. Operating activities provided $405,000 during the quarter. The cash flow was used to make cash distributions to the limited partners of $168,000, of which $41,000 (24%) was considered to be portfolio income subject to income taxes. The balance of the cash flow provided by operations was used to make principal payments on the outstanding mortgage notes of $106,000, and to purchase capitalized additions to the investment properties of $72,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs for the foreseeable future.

Short-term obligations total $4.3 million, consisting of $778,000 of current liabilities, $422,000 of mortgage principal liabilities, and $3,097,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to partners. Investment property operations generated a profit in the first quarter of 2001 of $283,000 (before depreciation and amortization of $283,000) compared to $293,000 for the same period in 2000.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In January the Partnership paid to the Limited Partners the December declaration of $167,500 ($12.50 per Interest) and declared for the eighteenth consecutive quarter a similar amount payable for the first quarter of 2001 which was paid in April 2001. The distribution payable to the General Partner of $1,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount of 5.0% per annum on the original capital investment of $1,000 per Interest. This intention will require cash distributions to the limited partners of approximately $670,000 in the next 12 months, which should be met from operations and cash reserves. Through March 31, 2001 the Partnership declared cash distributions of approximately $14.0 million (78% of original capital) to the Limited Partners since inception. Cumulative cash distributions range from $783 (78%) to $930 (93%) per $1,000 Interest purchased in the initial public offering by an original holder, depending upon the date of purchasing the Interest.
The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of approximately $2.0 million over the next five years. These obligations will most likely be satisfied by cash generated from operations. The Town Place loan is due in 2003 and will require a balloon payment of approximately $6.1 million. The Meadows II loan is due in 2005 and will require a balloon payment of approximately $5.7 million. The Pelican Sound note is due in 2006 and will require a balloon payment of approximately $6.0 million. It is anticipated that all three properties will be sold or refinanced prior to the maturity dates.

The mortgage notes on Pelican Sound, Town Place and Meadows II bear interest at 7.50%, 8.25%, and 7.25% respectively. The Partnership is exploring the possibility of refinancing the mortgage loans during 2001 if lower interest rates are available. Additional proceeds from the refinancing in excess of the existing mortgage debt would provide additional liquidity.

Approximately $3.9 million of deferred fees and deferred interest related thereto has been earned by the General Partner and affiliates, of which approximately $3.0 million is a short-term obligation of the Partnership currently due and payable. It is anticipated that the current liability of approximately $3.0 million will be paid during the next quarter.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Partners' Capital decreased by $196,000 during the first three months of 2001 due to cash distributions declared payable to the partners of $169,000, less the net loss for the first quarter of $27,000.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Partnership did not file any reports on Form 8-K during the three months ended March 31, 2001.

      Decade Companies Income Properties - A Limited Partnership
                             Form 10-QSB

                       March 31, 2001

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

                                DECADE COMPANIES INCOME PROPERTIES -
                                 A LIMITED PARTNERSHIP
                                                 (Registrant)
                                      By: DECADE COMPANIES
                                        (General Partner)

  Date:   May 15, 2001         By: /s/ Jeffrey Keierleber
                                          Jeffrey Keierleber
                                  General Partner and Principal
                                  Financial and Accounting Officer
                                           of Registrant