Form 10QSB
period 2001-06-30
DECADE COMPANIES INCOME PROPERTIES
filed 2001-08-14
CIK 775840

U. S. Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001.

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

                           Form 10-QSB

                              INDEX

                          June 30, 2001

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheet at June 30, 2001                   3

          Statements of Operations for the three
          and six month periods ended June 30, 2001
          and 2000                                         4

          Statements of Partners' Capital
          for the six months ended June 30, 2001
          and the year ended December 31, 2000.            5

          Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000.                    6

          Notes to Financial Statements.                   7

Item 2. Management's Discussion and Analysis or Plan
        of Operations                                      7 - 17

PART II. OTHER INFORMATION

Item 5. Other Information                                  17

Item 6. Exhibits and Reports on Form 8-K.                  18

SIGNATURES                                                 18

Exhibit 11 - Statement Re: Computation of Per
              Interest Earnings                            19

                  PART I. FINANCIAL INFORMATION

                 Item 1. Financial Statements

                          BALANCE SHEET
                          June 30, 2001
                           (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents               $ 4,340,004
Escrow deposits                              11,402
Prepaid expenses and other assets            65,336

       Total Current Assets               4,416,742

INVESTMENT PROPERTIES, AT COST:          33,009,288
Less: accumulated depreciation          (11,211,148)

Net Investment Property                  21,798,140

OTHER ASSETS:
Utility deposits                             40,903
Debt issue costs, net of accumulated
 amortization                               468,301

       Total Other Assets                   509,204

       Total Assets                     $26,724,086


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued taxes      $   579,380
Unearned rent collections                    56,001
Tenant security deposits                    113,467
Distributions payable                       169,504
Accrued interest payable                     19,860
Payables to affiliates                    4,020,068
Mortgage notes payable                   25,271,154
     Total Liabilities                   30,229,434

PARTNERS' CAPITAL:
General Partner Capital                     (98,955)
Limited Partners (authorized--18,000 Interests;
 outstanding--13,400.27 Interests at 12/31/00
 and 13,397.27 Interests at 06/30/01          (3,406,393)
Total Partners' Capital                  (3,505,348)

Total Liabilities and Partners' Capital $26,724,086

See Notes to Unaudited Financial Statements.

         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                   Three Months Ended       Six Months Ended
                   6/30/01     6/30/00     6/30/01     6/30/00

Operating revenue:

Rental income    $ 1,756,397 $1,712,999  $3,477,957   $3,368,565

Operating expenses  (802,312)  (813,376) (1,557,637)  (1,486,848)
Real estate taxes   (190,497)  (183,900)   (380,994)    (367,800)
Total operating
  expenses          (992,809)  (997,276) (1,938,631)  (1,854,648)

Net operating income 763,588    715,723   1,539,326    1,513,917
Interest expense    (520,984)  (505,712) (1,046,048)  (1,010,628)
Depreciation        (263,000)  (255,120)   (518,000)    (505,600)
Amortization         (28,324)   (28,326)    (56,650)     (56,653)

Net income (loss) from
investment property  (48,720)   (73,435)    (81,372)     (58,964)

Other income (expenses):
Interest income       50,435     68,250      91,922      110,099
Partnership managmnt (54,321)   (52,681)   (123,378)    (118,365)

                      (3,886)    15,569     (31,456)      (8,266)

NET INCOME (LOSS)   $(52,606)$  (57,866) $ (112,828)  $  (67,230)

Net income (loss)
attributable to General
Partner(1%)       $     (526)$     (579) $   (1,128)  $     (672)

Net income (loss)
attributable to Limited
Partners (99%)       (52,080)   (57,287)   (111,700)     (66,558)

                  $  (52,606) $ (57,866) $ (112,828)  $  (67,230)

Net income (loss) per Limited
 Partner Interest $    (3.89) $   (4.28) $    (8.34)  $    (4.97)










See Notes to Unaudited Financial Statements

                 STATEMENTS OF PARTNERS' CAPITAL

      (Unaudited as to the Six Months Ended June 30, 2001)

                              General      Limited
                              Partner     Partners'
                              Capital      Capital     Total



BALANCES AT 12/31/99         $(91,792) $(2,239,604) $ (2,331,396)

Distributions to Partners      (3,547)    (670,016)     (673,563)

Net income for the year          (488)     (48,265)      (48,753)

BALANCES AT 12/31/00         $(95,827) $(2,957,885)  $(3,053,712)

Distributions to Partners      (2,000)    (335,008)     (337,008)

Interests redeemed                  0       (1,800)       (1,800)

Net (loss) for the period      (1,128)    (111,700)     (112,828)

BALANCES AT 6/30/01          $(98,955)  (3,406,393)  $(3,505,348)

() denotes deficit or deduction.




















 See Notes to Unaudited Financial Statements.

             STATEMENTS OF CASH FLOWS - (UNAUDITED)

                For The Six Months Ended June 30,
                                           2001          2000

CASH PROVIDED BY (USED FOR) OPERATIONS  $ 866,702    $ 849,787

INVESTING ACTIVITIES:

Additions to investment property         (226,474)    (216,080)

FINANCING ACTIVITIES:

Principal payments on mortgage notes     (211,253)    (184,810)
Distributions paid to limited partners   (335,008)    (335,008)
Distributions paid to general partner      (3,547)      (3,975)
Redemption of Interests                    (1,800)           0

NET CASH (USED IN) FINANCING ACTIVITIES  (551,608)    (523,793)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                               88,620      109,914

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                              4,251,384    4,570,655

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                  $4,340,004   $4,680,569

Supplementary disclosure of cash flow information:
          Interest paid                $  996,764   $ 996,379
          Income taxes paid                     0           0
See Notes to Unaudited Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Information

Forward-looking statements in this report, including without limitation, statements relating to Decade Companies Income Properties (the "Partnership") plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the General Partner; (ii) the Partnership's plans and results of operations will be affected by the Partnership's ability to manage its growth
(iii) other risks and uncertainties indicated from time to time in the Partnership's filings with the Securities and Exchange Commission.

Information contained in this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect", "anticipate," "estimate", "intend," "project," or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results, performance, or achievements of the Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, but are not limited to, the following: (i) occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Partnership's control; (ii) debt financing could adversely affect the Partnership's performance, (iii) scheduled debt payments could adversely affect the Partnership's financial condition, (iv) financial covenants could adversely affect the Partnership's financial condition, (v) the Partnership's degree of leverage could limit its ability to obtain additional financing, (vi) control and influence by significant limited partners could be exercised in a manner adverse to other limited partners, (vii) environmental problems are possible and can be costly, (viii) the Partnership's performance and Limited Partnership Interest value are subject to risks associated with the real estate industry, (ix) the Partnership may be unable to renew leases or relet space as leases expire, (x) new real estate acquisitions may fail to perform as expected, (xi) competition for real estate acquisitions may result in increased prices for properties, (xii) because real estate investments are illiquid, the Partnership may not be able to sell properties when appropriate,
(xiii) changing laws could affect the Partnership's business, (xiv) provisions in the Limited Partnership Agreement could inhibit changes in control, (xv) the Partnership depends on key personnel; and (xvi) other factors described elsewhere in this Quarterly Report on Form 10-QSB.

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

The General Partner recognizes that each Limited Partner might have different and, at times, conflicting economic interests with respect to the Partnership's continuing ownership of the properties, particular to their individual economic situations. Some Limited Partners might favor a complete liquidation of the Limited Partnership and the distribution of all of its assets, regardless of tax consequences. Other Limited Partners might prefer continuing their investment in the Limited Partnership, without change to its holding or investment strategy for the short term. Other Limited Partners might desire to continue their investment in the Limited Partnership, but only if it were to diversify its investment strategies rather than hold the existing properties.

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

Results of Operations

Operating revenue from rental income was $1,756,000 in the quarter ended June 30, 2001, compared to $1,713,000 for the same period in
2000, an increase of 2.5%.   Rental income was provided by the
three sites for the comparative three month period as set forth below:
                                                        Percent
                   Three Months Ended         Increase  Increase
                 6/30/01        6/30/00      (Decrease)  (Decrease)

Pelican Sound  $  748,000     $  721,000     $   27,000     3.7%
Meadows II        579,000        535,000         44,000     8.2%
Town Place        429,000        457,000        (28,000)   (6.1%)
Total          $1,756,000     $1,713,000     $   43,000     2.5%

The $43,000 increase in rental income for the second quarter, compared to the prior year's second quarter, is attributed primarily to a 3% increase in gross potential rent with average occupancy at 93% in both quarters. The $43,000 increase consisted of increases at Meadows II of $44,000 and Pelican Sound of $27,000, offset by a decrease of $28,000 at Town Place. The $44,000 increase at Meadows II is attributed to a 3% increase in gross potential rent, plus a 2% increase in average occupancy (from 90% to 92%). The $27,000 increase at Pelican Sound is attributed to a 5% increase in gross potential rent plus a 2% increase in average occupancy (from 93% to 95%). The $28,000 decrease at Town Place is attributed to a 2% increase in gross potential rent, offset by a 4% decrease in average occupancy (from 95% to 91%).

Operating revenue from rental income for the six month period ended June 30, 2001 was $3,478,000, compared to $3,369,000 for the same period in 2000, an increase of 3.2%. Rental income was provided by the three sites for the comparative six month periods as set forth below:

                                                        Percent
                   For Six Months Ended       Increase  Increase
                 6/30/01        6/30/00      (Decrease)  (Decrease)

Pelican Sound  $1,473,000     $1,400,000     $  73,000      5.2%
Meadows II      1,143,000      1,082,000        61,000      5.6%
Town Place        862,000        887,000       (25,000)     (2.8%)
Total          $3,478,000     $3,369,000     $ 109,000      3.2%

The $109,000 increase in rental income for the six month period, compared to the prior year's same six month period, is attributed to a 4% increase in gross potential rent with average occupancy at 92% in both six month periods. The $109,000 increase consisted of increases at Pelican Sound of $73,000, and Meadows II of $61,000, offset by a decrease at Town Place of $25,000. The $73,000 increase at Pelican Sound is attributed to a 5% increase in gross potential rent, plus a 1% increase in occupancy (from 92% to 93%). The $61,000 increase at The Meadows II is attributed to a 3% increase in gross potential rent, plus a 2% increase in average occupancy (from 91% to 93%). The $25,000 decrease at Town Place is attributed to a 3% increase in gross potential rent, offset by a decrease in average occupancy of 4% (from 94% to 90%).

The average monthly gross potential rent per unit at the Apartments for the second quarter of 2001 and for the six month period of 2001, and the comparative periods in 2000, is set forth below:

                 Number   Three Months Ended     Six Months Ended
                of Units 6/30/01    6/30/00    6/30/01    6/30/00

Pelican Sound      379      $682       $650       $679       $647
The Meadows II     316      $640       $623       $638       $622
Town Place         240      $653       $640       $656       $637
All Rental Units   935      $660       $638       $660       $636

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the second quarter ended June 30, 2001 and for the six month period of 2001, and the comparable periods in 2000, is set forth below:

                   Three Months Ended       Six Months Ended
                   6/30/01    6/30/00       6/30/01  6/30/00

Pelican Sound       94.9%       93.3%        93.4%     92.2%
The Meadows II      92.2%       90.3%        92.8%     91.0%
Town Place          90.9%       94.9%        89.9%     94.2%
All Rental Units    93.0%       92.7%        92.2%     92.3%

The range of occupancy levels at the Apartments for the second quarter period ended June 30, 2001 and for the six month period of 2001, and the comparable periods in 2000, is set forth below:

                  Three Months Ended          Six Months Ended
                  6/30/01     6/30/00       6/30/01     6/30/00

Pelican Sound    94.3-96.1%  91.8-95.7%  91.7-96.1%   87.8-95.7%
The Meadows II   89.1-94.3%  88.3-92.4%  89.1-94.6%   88.3-92.4%
Town Place       89.0-92.2%  93.5-96.7%  87.3-92.2%   93.0-96.7%
All Rental Units 92.0-93.7%  91.3-93.6%  90.8-93.8%   90.4-93.6%

Total rental expenses before depreciation and debt service in the three month period ended June 30, 2001 decreased by $4,000, from $997,000 to $993,000, compared to the same period of 2000. The decrease was comprised of a decrease at Pelican Sound of $25,000, offset by increases at Town Place of $14,000 and Meadows II of $7,000.

For the six month period total rental expenses increased by $84,000 from $1,855,000 to $1,939,000. The increases were comprised of increases at The Meadows II of $62,000, and at Town Place of $36,000, offset by a decrease at Pelican Sound of $14,000.

A summary of operating expenses before depreciation and debt service by apartment site follows:
                                   For the Three Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
               6/30/01    6/30/00      Amount    Percent
Pelican Sound $405,000   $430,000    $(25,000)    (5.8%)
Meadows II     300,000    293,000       7,000      2.4%
Town Place     288,000    274,000      14,000      5.1%
Total         $993,000   $997,000    $ (4,000)     0.4%

                                   For The Six Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
                6/30/01    6/30/00      Amount    Percent
Pelican Sound $  781,000 $  795,000    $(14,000)    (1.8%)
Meadows II       635,000    573,000      62,000     10.8%
Town Place       523,000    487,000      36,000      7.4%
Total         $1,939,000 $1,855,000    $ 84,000      4.5%

The $62,000 increase in operating expenses at The Meadows II is primarily attributable to an increase in utilities expense of $29,000, an increase in insurance expense of $16,000, an increase in the cost of snow removal of $7,000, a decrease in outside contractor painting expenses of $6,000, and an increase in property management fees (attributable to higher rent collections) of $16,000.

The $36,000 increase in operating expenses at Town Place is primarily attributable to an increase in advertising expenses of $7,000, an increase in apartment painting of $2,000, an increase in property taxes of $5,000, an increase in property management expenses (attributable to higher rent collections) of $2,000, an increase in utilities of $6,000, and an increase in management personnel of $14,000.

The $14,000 decrease in operating expenses at Pelican Sound is primarily attributable to a decrease in property taxes of $8,000, an increase in the water recovery due on the new meter of $11,000, offset by an increase in onsite personnel of $5,000.

As a result of foregoing, net income from rental property operations before debt service, depreciation and amortization, is approximately $763,000 for the second quarter of 2001, compared to $716,000 for the comparative period, an increase of approximately $47,000. The net increase is comprised of an increase at Pelican Sound of $54,000, and an increase at The Meadows II of $36,000, offset by a decrease at Town Place of $43,000.

For the six month period net income from rental operations before depreciation, amortization, and debt service is approximately $1,539,000 for the 2001 period compared to $1,514,000 for the comparable 2000 period, an increase of $25,000. The increase is comprised of an increase at Pelican Sound of $87,000, offset by decreases at Town Place of $61,000, and the Meadows II of $1,000.

As a result of the foregoing, a summary of net operating income before depreciation, amortization, and debt service, by site including the percent of total for each site for three month periods ended follows:

                                              Increase  Increase
                    6/30/01         6/30/00   (Decrease)(Decrease)
               Amount  Percent  Amount Percent Amount    Percent

Pelican Sound $344,000   45%   $290,000  40%  $ 54,000     18.6%
Meadows II     278,000   36%    242,000  34%    36,000     14.9%
Town Place     141,000   19%    184,000  26%   (43,000)   (23.4%)
Total         $763,000  100%   $716,000 100%  $ 47,000      6.6%

A summary of net operating income before depreciation, amortization, and debt service, by site for the six month periods ended follows:
                                            Increase    Increase
                    6/30/01       6/30/00   (Decrease)  (Decrease)
                Amount Percent Amount Percent  Amount   Percent

Pelican Sound $ 692,000 45%  $ 605,000   40%  $ 87,000    14.4%
Meadows II      508,000 33%    509,000   34%    (1,000)   (0.2%)
Town Place      339,000 22%    400,000   26%   (61,000)  (15.3%)
Total        $1,539,000 100% $1,514,000 100%  $ 25,000     1.7%

Interest expense for the second quarter of 2001 increased $15,000 from the comparative period and increased $35,000 for the six month period, primarily as a result of interest accrued on the deferred fees payable to the General Partner which were due and payable on January 1. Interest was computed at 4.35% per annum, which was the average rate earned by the Partnership on its cash reserves.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization increased $8,000 for the second quarter of 2001 compared to 2000, and by $12,000 for the six month period.

The Partnership's net other expenses decreased during the second quarter in 2001 by approximately $19,000. The $19,000 decrease consisted of a decrease in interest income of $17,000 and an increase in partnership management expenses of $2,000.

The Partnership's net other expenses decreased during the six month period in 2001 by approximately $23,000. The $23,000 decrease consisted of a decrease in interest income of $18,000 and an increase in partnership management expenses of $5,000. The decreased interest income is attributable to a lessor investment portfolio available to generate such income.

As a result of the foregoing, the Partnership's net loss for the quarter ended June 30, 2001 was $53,000, compared to a loss of $58,000 in the same period of 2000. For the six month periods the Partnership's net loss for 2001 was $113,000, compared to net loss of $67,000 for 2000.

Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended June 30, 2001 and 2000 was $239,000 and $226,000, and for the six month periods the net income exclusive of depreciation and amortization was $462,000 of 2001 and $495,000 for 2000.

Liquidity and Sources of Capital

At June 30, 2001 there was $4.35 million of cash and cash equivalents and escrow deposits available to pay liabilities. The Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity. The undisbursed funds do not bear interest until they are released by the mortgage lender. The cash balance averaged $4.25 million during the six month period.

During the first six months of 2001, cash and cash equivalents increased by $88,000 as shown herein on the Statements of Cash Flows. Operating activities provided $867,000 during the quarter. The cash flow was used to make cash distributions to the partners
of approximately $339,000.   Approximately $92,000 (32.5% of the
cash distributions) was considered to be portfolio income subject to income taxes. The Partnership used $1,800 to purchase and retire three limited partner Interests. The balance of the cash flow provided by operations was used to make principal payments on the outstanding mortgage notes of $211,000, to purchase capitalized additions to the investment properties of $226,000, and to increase cash reserves.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs for the foreseeable future.

Short-term obligations total $4.5 million, consisting of $938,000 of current liabilities, $426,000 of mortgage principal liabilities, and as described in detail below, $3,132,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to partners. Investment property operations generated a profit in the second quarter of 2001 of $275,000 (before depreciation and amortization of $291,000) compared to $211,000 for the same period in 2000.

For the six month period net income from investment properties generated a profit of $559,000 for year 2001 (before depreciation and amortization of $575,000) compared to $503,000 for the same period in 2000.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In April the Partnership paid to the Limited Partners the March declaration of $167,500 ($12.50 per Interest) and declared for the nineteenth consecutive quarter a similar amount payable for the second quarter of 2001 to be paid in July 2001. The distribution payable to the General Partner of $2,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount of 5.0% per annum on the original capital investment of $1,000 per Interest. This intention will require cash distributions to the limited partners of approximately $670,000 in the next 12 months, which should be met from operations and cash reserves. Through June 30, 2001 the Partnership declared cash distributions of approximately $14.2 million (79% of original capital) to the Limited Partners since inception. Cumulative cash distributions range from $795 (80%) to $942 (94%) per $1,000 Interest of an original holder, depending upon the date of purchasing the Interest.

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

The mortgage notes on Pelican Sound, Town Place and Meadows II bear interest at 7.50%, 8.25%, and 7.25% respectively. The Partnership is exploring the possibility of refinancing the Town Place mortgage loan during 2001 if lower interest rates are available. Additional proceeds from the refinancing in excess of the existing mortgage debt would provide additional liquidity.

Approximately $3.9 million of deferred fees and deferred interest related thereto has been earned by the General Partner and affiliates, of which approximately $3.0 million was a short term obligation of the Partnership currently due and was paid in July
2001.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Partners' Capital decreased by $452,000 during the first six months of 2001 due to cash distributions declared payable to the partners of $337,000, plus by the net loss for the six month period of $113,000 and the three limited partner Interests that were purchased for $1,800 and retired.

PART II.

OTHER INFORMATION

Items 1 - 5.
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is included herein:

(11) Statement re: Computation of Earnings Per Interest

The Partnership did not file any reports on Form 8-K during the three months ended June 30, 2001.

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

                               DECADE COMPANIES INCOME PROPERTIES -
                               A LIMITED PARTNERSHIP
                                         (Registrant)
                             By: DECADE COMPANIES
                                (General Partner)

Date:   August 13, 2001      By: /s/ Jeffrey Keierleber
                               Jeffrey Keierleber
                               General Partner and Principal
                               Financial and Accounting Officer
                               of Registrant

                Decade Companies Income Properties

Exhibit 11 - Statement Re: Computation of Per Interest Earnings

                          June 30, 2001

The following table sets forth the computation of earnings per
Interest:

                         Three Months Ended  Six Months Ended
                         6/30/01   6/30/00   6/30/01   6/30/00
Numerator
Net loss attributable
to Limited Partners 99% $(52,080)  $(57,287) $(111,700)  $(66,558)

Denominator
Denominator for basic
earnings per Interest
weighted-average
Interest               13,399.27  13,400.27 13,399.77  13,400.27

Net loss per Interest     $(3.89)    $(4.28)    $(8.34)   $(4.97)