Form 10QSB
period 2001-09-30
DECADE COMPANIES INCOME PROPERTIES
filed 2001-11-14
CIK 775840

U. S. Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001.

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

                           Form 10-QSB

                              INDEX

                        September 30, 2001

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheet at September 30, 2001              3

          Statements of Operations for the three
          and nine month periods ended September 30, 2001
          and 2000                                         4

          Statements of Partners' Capital
          for the nine months ended September 30, 2001
          and the year ended December 31, 2000.            5

          Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000.               6

          Notes to Financial Statements.                   7

Item 2. Management's Discussion and Analysis or Plan
        of Operations                                      7 - 19

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.                  19

SIGNATURES                                                 20

Exhibit 11 - Statement Re: Computation of Per
              Interest Earnings                            21

PART I. FINANCIAL INFORMATION
                 Item 1. Financial Statements

                          BALANCE SHEET
                        September 30, 2001
                           (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                         $ 1,417,572
Escrow deposits                                        15,856
Prepaid expenses and other assets                      26,231
       Total Current Assets                         1,459,659

INVESTMENT PROPERTIES, AT COST:                    33,159,991
Less: accumulated depreciation                    (11,477,048)
Net Investment Property                            21,682,943

OTHER ASSETS:
Utility deposits                                       40,903
Debt issue costs, net of accumulated amortization     440,385
       Total Other Assets                             481,288

       Total Assets                               $23,623,890

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued taxes                $   701,175
Unearned rent collections                              56,001
Tenant security deposits                              139,366
Distributions payable                                 170,766
Accrued interest payable                               17,000
Payables to affiliates                                977,590
Mortgage notes payable                             25,159,074
     Total Liabilities                             27,220,972

PARTNERS' CAPITAL:
General Partner Capital                               (99,188)

Limited Partners (authorized--18,000 Interests;
 outstanding--13,400.27 Interests at 12/31/00
 and 13,397.27 Interests at 09/30/01                    (3,497,894)
Total Partners' Capital                            (3,597,082)

Total Liabilities and Partners' Capital           $23,623,890

See Notes to Unaudited Financial Statements.




         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                   Three Months Ended       Nine Months Ended
                   9/30/01     9/30/00     9/30/01     9/30/00

Operating revenue:

Rental income    $ 1,780,105 $1,723,994  $5,258,062   $5,092,559

Operating expenses  (809,433)  (700,824) (2,367,070)  (2,187,672)
Real estate taxes   (190,497)  (183,900)   (571,491)    (551,700)
Total operating
  expenses          (999,930)  (884,724) (2,938,561)  (2,739,372)

Net operating income 780,175    839,270   2,319,501    2,353,187
Interest expense    (407,857)  (501,035) (1,453,905)  (1,511,663)
Depreciation        (265,900)  (257,750)   (783,900)    (763,350)
Amortization         (27,925)   (28,327)    (84,575)     (84,980)

Net income (loss) from
investment property   78,493     52,158      (2,879)      (6,806)

Other income (expenses):
Interest income       28,688     73,755     120,610      183,854
Partnership managmnt (30,415)   (37,963)   (153,793)    (156,328)
                      (1,727)    35,792     (33,183)      27,526

NET INCOME (LOSS)   $ 76,766 $   87,950  $  (36,062)  $   20,720

Net income (loss)
attributable to General
Partner(1%)       $      768 $      879  $     (361)  $      207

Net income (loss)
attributable to Limited
Partners (99%)        75,998     87,071     (35,701)      20,513

                  $   76,766  $  87,950  $  (36,062)  $   20,720

Net income (loss) per Limited
 Partner Interest $     5.67  $    6.50  $    (2.69)  $     1.53










See Notes to Unaudited Financial Statements


                 STATEMENTS OF PARTNERS' CAPITAL

   (Unaudited as to the Nine Months Ended September 30, 2001)

                              General      Limited
                              Partner     Partners'
                              Capital      Capital     Total



BALANCES AT 12/31/99         $(91,792) $(2,239,604) $ (2,331,396)

Distributions to Partners      (3,547)    (670,016)     (673,563)

Net (loss) for the year          (488)     (48,265)      (48,753)

BALANCES AT 12/31/00         $(95,827) $(2,957,885)  $(3,053,712)

Distributions to Partners      (3,000)    (502,508)     (505,508)

Interests redeemed                  0       (1,800)       (1,800)

Net (loss) for the period        (361)     (35,701)      (36,062)

BALANCES AT 9/30/01          $(99,188)  (3,497,894)  $(3,597,082)

() denotes deficit or deduction.

















 See Notes to Unaudited Financial Statements.


             STATEMENTS OF CASH FLOWS - (UNAUDITED)

             For The Nine Months Ended September 30,
                                           2001          2000

CASH PROVIDED BY OPERATIONS            $   708,588    $1,342,857

INVESTING ACTIVITIES:
Additions to investment property          (377,177)     (354,908)

FINANCING ACTIVITIES:
Payment to General Partner for deferred fees    (2,334,031)    0
Principal payments on mortgage notes      (323,333)     (278,456)
Distributions paid to Limited Partners    (502,512)     (502,512)
Distributions paid to General Partner       (3,547)       (3,975)
Redemption of Interests                     (1,800)            0
NET CASH (USED IN) FINANCING ACTIVITIES (3,165,223)     (784,943)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                            (2,833,812)      203,006

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                               4,251,384     4,570,655

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                  $ 1,417,572   $ 4,773,661

Supplementary disclosure of cash flow information:
          Interest paid                $ 1,435,768   $ 1,493,326
          Income taxes paid                      0             0

See Notes to Unaudited Financial Statements



Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2000.

Note B -- Limited Partners' Capital

The following table presents the changes in the Partnership's issued and outstanding Interests for the nine months ended
September 30, 2001:

Interests outstanding at January 1, 2001          13,400.27

Interests purchased by Partnership                    (3.00)

Interests outstanding at September 30, 2001       13,397.27

Note C -- Commitments to Dispose of Real Estate

As of September 30, 2001, the Partnership had entered into an agreement to sell The Meadows II Apartments, containing 316 rental units, to an unaffiliated party. The closing of this pending transaction is scheduled for January 31, 2002. However, there can be no assurance that this transaction will be consummated or that the final terms thereof will not differ in material respects from the executed contract. In the event that this transaction closes, the Partnership may structure this transaction to be a like-kind exchange under Section 1031 of the Internal Revenue Code, whereby the net proceeds will be paid to a Qualified Intermediary and shall be used for the acquisition of a replacement property.

Note D -- Subsequent Event

In October 2001, the Partnership borrowed approximately $2.56 million from the undisbursed funds from the nonrecourse mortgage loan obligation secured by The Meadows II.

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

The Partnership has received several offers for the Meadows II Apartments from unaffiliated parties. Most offers included The Meadows I Apartments, which is owned by an affiliated partnership (Decade's Monthly Income & Appreciation Fund). These offers all contained various contingencies and financing arrangements. In September, the Partnership accepted the offer that contained the best price with the least contingencies, subject to customary closing costs, adjustments, prorations, fees, commissions, and a mortgage prepayment penalty. Although there is an accepted offer, the Partnership is not disclosing the terms of the proposed transaction, because of the uncertainty of completing the transaction.

As there is always some uncertainty as to whether the sale will actually occur, the General Partner is continuing to work with the other potential buyers. Closing is scheduled to occur no later than January 31, 2002, unless extended. Approval by the Limited Partners is not required.

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

As the Partnership enters the liquidation stage, the General Partner will consider the benefits of exchanging the real estate for replacement properties for those Limited Partners who may wish to extend the life of the Partnership, while accommodating those Limited Partners who prefer to terminate their investment upon the sale of the properties. One possibility is that the Partnership may offer to repurchase Interests from those Limited Partners who do not wish to continue in the Partnership.

Results of Operations

Operating revenue from rental income was $1,780,000 in the quarter ended September 30, 2001, compared to $1,724,000 for the same
period in 2000, an increase of 3.2%.   Rental income was provided
by the three sites for the comparative three month period as set forth below:
                                                        Percent
                   Three Months Ended         Increase  Increase
                 9/30/01        9/30/00      (Decrease)  (Decrease)

Pelican Sound  $  774,000     $  761,000     $   13,000     1.7%
The Meadows II    568,000        551,000         17,000     3.1%
Town Place        438,000        412,000         26,000     6.3%
Total          $1,780,000     $1,724,000     $   56,000     3.2%

The $56,000 increase in rental income for the third quarter, compared to the prior year's third quarter, is attributed primarily to a 1% increase in gross potential rent with average occupancy increasing from 92% to 93%. The $56,000 increase consisted of increases at Pelican Sound of $13,000, at Town Place of $26,000 and
at The Meadows II of $17,000.   The $13,000 increase at Pelican
Sound consisted of a 4% increase in gross potential rent, with stable average occupancy (97% in both third quarters). The $26,000 increase at Town Place consisted of a 2% increase in gross potential rent, plus a 5% increase in average occupancy (from 87% to 92%). The $17,000 increase at The Meadows II consisted of a 4% increase in gross potential rent, offset by a 2% decrease in average occupancy (from 90% to 88%).

Operating revenue from rental income for the nine month period ended September 30, 2001 was $5,258,000, compared to $5,093,000 for the same period in 2000, an increase of 3.2%. Rental income was provided by the three sites for the comparative nine month periods as set forth below:
                                                       Percent
                   For Nine Months Ended     Increase  Increase
                 9/30/01        9/30/00      (Decrease)  (Decrease)

Pelican Sound  $2,247,000     $2,161,000     $  86,000      4.0%
The Meadows II  1,711,000      1,633,000        78,000      4.8%
Town Place      1,300,000      1,299,000         1,000      0.1%
Total          $5,258,000     $5,093,000     $ 165,000      3.2%

The $165,000 increase in rental income for the nine month period, compared to the prior year's same nine month period, is attributed to a 4% increase in gross potential rent with average occupancy at 92% in both nine month periods. The $165,000 increase consisted of increases at Pelican Sound of $86,000, and at The Meadows II of $78,000, and at Town Place of $1,000. The $86,000 increase at Pelican Sound is attributed to a 5% increase in gross potential rent, plus a 1% increase in occupancy (from 94% to 95%). The $78,000 increase at The Meadows II is attributed to a 3% increase in gross potential rent, with stable average occupancy (91% in both nine-month periods). The $1,000 increase at Town Place is attributed to a 3% increase in gross potential rent, offset by a decrease in average occupancy of 1% (from 92% to 91%).

The average monthly gross potential rent per unit at the Apartments for the third quarter of 2001 and for the nine month period of 2001, and the comparative periods in 2000, is set forth below:

                 Number   Three Months Ended    Nine Months Ended
                of Units 9/30/01    9/30/00    9/30/01    9/30/00

Pelican Sound      379      $685       $656       $681       $650
The Meadows II     316      $654       $630       $643       $624
Town Place         240      $666       $650       $660       $641
All Rental Units   935      $668       $646       $663       $639

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the third quarter ended September 30, 2001 and for the nine month period of 2001, and the comparable periods in 2000, is set forth below:

                   Three Months Ended       Nine Months Ended
                   9/30/01    9/30/00       9/30/01 9/30/00

Pelican Sound       96.7%       97.4%        94.5%     94.0%
The Meadows II      88.3%       90.3%        91.3%     90.8%
Town Place          92.1%       86.8%        90.6%     91.7%
All Rental Units    92.7%       92.3%        92.4%     92.3%

The range of occupancy levels at the Apartments for the third quarter period ended September 30, 2001 and for the nine month period of 2001, and the comparable periods in 2000, is set forth below:
                  Three Months Ended          Nine Months Ended
                  9/30/01     9/30/00       9/30/01     9/30/00
Pelican Sound    95.9-97.1%  96.5-98.4%  91.7-97.1%   87.8-98.4%
The Meadows II   86.3-89.5%  87.2-92.0%  89.1-94.6%   88.3-92.4%
Town Place       90.3-93.4%  85.4-89.1%  87.3-93.4%   85.4-96.7%
All Rental Units 92.2-93.4%  91.3-93.0%  90.8-93.8%   90.4-93.6%

Total rental expenses before depreciation and debt service in the three month period ended September 30, 2001 increased by $115,000, from $885,000 to $1,000,000, compared to the same period of 2000. The increase consisted of increases at Pelican Sound of $53,000, at Town Place of $38,000 and at The Meadows II of $24,000.

For the nine month period total rental expenses increased by $199,000 from $2,739,000 to $2,938,000. The increase consisted of increases at The Meadows II of $86,000, and at Town Place of $74,000, and at Pelican Sound of $39,000.

A summary of operating expenses before depreciation and debt service by apartment site follows:







                                   For the Three Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
               9/30/01     9/30/00      Amount    Percent
Pelican Sound $  413,000  $ 360,000    $ 53,000     14.7%
The Meadows II   326,000    302,000      24,000      7.9%
Town Place       261,000    223,000      38,000     17.0%
Total         $1,000,000   $885,000    $115,000     13.0%

                                   For The Nine Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
                9/30/01    9/30/00      Amount    Percent
Pelican Sound $1,193,000 $1,154,000    $ 39,000      3.4%
The Meadows II   961,000    875,000      86,000      9.8%
Town Place       784,000    710,000      74,000     10.4%
Total         $2,938,000 $2,739,000    $199,000      7.3%

The $86,000 increase in operating expenses at The Meadows II was primarily attributable to an increase in utilities expense of $43,000, an increase in insurance expense of $24,000, an increase in the cost of snow removal of $7,000, and an increase in property management fees (attributable to higher rent collections) of $14,000.

The $74,000 increase in operating expenses at Town Place was primarily attributable to roof repairs of $32,000, an increase in advertising expenses of $7,000, an increase in property taxes of $8,000, an increase in property management expenses (attributable to higher rent collections) of $6,000, an increase in utilities of $3,000, and an increase in management personnel of $14,000.

The $39,000 increase in operating expenses at Pelican Sound included roof repairs of $21,000, an increase in onsite management personnel of $18,000, and an increase in wallpaper replacement of $5,000.

As a result of the foregoing, net income from rental property operations before debt service, depreciation and amortization, was approximately $780,000 for the third quarter of 2001, compared to $839,000 for the comparative period, a decrease of approximately $59,000. The decrease was comprised of decreases at Pelican Sound of $40,000, at The Meadows II of $7,000, and at Town Place of $12,000.

For the nine month period net income from rental operations before depreciation, amortization, and debt service was approximately $2,319,000 for the 2001 period compared to $2,353,000 for the comparable 2000 period, a decrease of $34,000. The decrease consisted of decreases at Town Place of $73,000, and the Meadows II of $8,000, offset by an increase at Pelican Sound of $47,000.

As a result of the foregoing, a summary of net operating income before depreciation, amortization, and debt service, by site including the percent of total for each site for the three month periods ended follows:
                                              Increase  Increase
                    9/30/01         9/30/00   (Decrease)(Decrease)
               Amount  Percent  Amount Percent Amount    Percent

Pelican Sound $361,000   46%   $401,000  48%  $(40,000)   (10.0%)
The Meadows II 242,000   31%    249,000  30%    (7,000)    (2.8%)
Town Place     177,000   23%    189,000  22%   (12,000)    (6.3%)
Total         $780,000  100%   $839,000 100%  $(59,000)    (7.0%)

A summary of net operating income before depreciation, amortization, and debt service, by site for the nine month periods ended follows:
                                            Increase    Increase
                    9/30/01       9/30/00   (Decrease)  (Decrease)
                Amount Percent Amount Percent  Amount   Percent

Pelican Sound $1,053,000 46%  $1,006,000 43%  $ 47,000     4.7%
The Meadows II   750,000 32%     758,000 32%    (8,000)   (1.1%)
Town Place       516,000 22%     589,000 25%   (73,000)  (12.4%)
Total         $2,319,000 100% $2,353,000 100% $(34,000)   (1.4%)

Interest expense for the third quarter of 2001 decreased $93,000 from the comparative period and decreased $58,000 for the nine month period, primarily as a result of interest accrued on the deferred fees payable to the General Partner which were due and payable on January 1. Interest was computed at 4.35% per annum, which was the average rate earned by the Partnership on its cash reserves.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization increased $8,000 for the third quarter of 2001 compared to 2000, and by $20,000 for the nine month period.

The Partnership's net other expenses decreased during the third quarter in 2001 by approximately $38,000. The $38,000 decrease consisted of a decrease in interest income of $45,000, offset by a decrease in partnership management expenses of $7,000.

The Partnership's net other expenses decreased during the nine month period in 2001 by approximately $61,000. The $61,000 decrease consisted of a decrease in interest income of $63,000, and a decrease in partnership management expenses of $2,000. The decreased interest income is attributable to a lesser investment portfolio available to generate such income.

As a result of the foregoing, the Partnership's net income for the quarter ended September 30, 2001 was $77,000, compared to net income of $88,000 in the same period of 2000. For the nine month periods the Partnership's net loss for 2001 was $36,000, compared to net income of $21,000 for 2000.

Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended September 30, 2001 and 2000 was $371,000 and $374,000, and for the nine month periods the net income exclusive of depreciation and amortization was $832,000 for 2001 and $869,000 for 2000.

Liquidity and Sources of Capital

At September 30, 2001 there was $1.43 million of cash and cash equivalents and escrow deposits available to pay liabilities. The Partnership has a credit line established of approximately $2.56 million from the undisbursed funds from The Meadows II refinancing to provide additional liquidity. The undisbursed funds do not bear interest until they are released by the mortgage lender (such funds were released by the mortgage lender in October 2001).

During the first nine months of 2001, cash and cash equivalents decreased by $2,830,000 as shown herein on the Statements of Cash Flows. Operating activities provided $709,000 during the nine month period, which included the payment of $667,800 to the General Partner for interest on deferred fees. Operating cash flow was used to make cash distributions to the partners of approximately
$506,000.   Approximately $121,000 (24% of the cash distributions)
was considered to be portfolio income subject to income taxes. The Partnership used $1,800 to purchase and retire three Limited Partner Interests. Cash reserves were used to pay $2,334,000 to the General Partner for deferred fees. Additional cash reserves were used to make principal payments on the outstanding mortgage notes of $323,000, and to purchase capitalized additions to the investment properties of $377,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs for the foreseeable future.

Short-term obligations total $1,592,000, consisting of $1,084,000 of current liabilities, $426,000 of mortgage principal liabilities, and $82,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to partners. Investment property operations generated a profit in the third quarter of 2001 of $372,000 (before depreciation and amortization of $294,000) compared to $338,000 for the same period in 2000.

For the nine month period net income from investment properties generated a profit of $832,000 for year 2001 (before depreciation and amortization of $868,000) compared to $869,000 for the same period in 2000.

The Agreement of Limited Partnership provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In July the Partnership paid to the Limited Partners the June declaration of $167,500 ($12.50 per Interest) and declared for the twentieth consecutive quarter a similar amount payable for the third quarter of 2001 to be paid in October 2001. The distribution payable to the General Partner of $3,000 was accrued and payment will be made subsequently. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount of 5.0% per annum on the original capital investment of $1,000 per Interest. This intention will require cash distributions to the Limited Partners of approximately $670,000 in the next 12 months, which should be met from operations and cash reserves. Through September 30, 2001 the Partnership declared cash distributions of approximately $14.4 million (80% of original capital) to the Limited Partners since inception. Cumulative cash distributions range from $808 (81%) to $955 (95%) per $1,000 Interest of an original holder, depending upon the date of purchasing the Interest.

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

The mortgage notes on Pelican Sound, Town Place and Meadows II bear interest at 7.50%, 8.25%, and 7.25% respectively. The Partnership is exploring the possibility of refinancing mortgage loans on both Town Place and Pelican Sound now that lower interest rates are available. Additional proceeds from the refinancing in excess of the existing mortgage debt would provide additional liquidity.

Approximately $896,000 of deferred fees and deferred interest related thereto has been earned by the General Partner and affiliates. Payment is subordinated to the Limited Partners receipt of their original investment plus a preferred return.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Partners' Capital decreased by $543,000 during the first nine months of 2001 due to cash distributions declared payable to the partners of $506,000, plus by the net loss for the nine month period of $361,000 and the three limited partner Interests that were purchased for $1,800 and retired.

PART II.

OTHER INFORMATION

Items 1 - 5.
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is included herein:

(11) Statement re: Computation of Earnings Per Interest

The Partnership did not file any reports on Form 8-K during the three months ended September 30, 2001.

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

                               DECADE COMPANIES INCOME PROPERTIES -
                               A LIMITED PARTNERSHIP
                                         (Registrant)
                             By: DECADE COMPANIES
                                (General Partner)

Date:   November 14, 2001    By: /s/ Jeffrey Keierleber
                               Jeffrey Keierleber
                               General Partner and Principal
                               Financial and Accounting Officer
                               of Registrant











                Decade Companies Income Properties

Exhibit 11 - Statement Re: Computation of Per Interest Earnings

                        September 30, 2001

The following table sets forth the computation of earnings per
Interest:

                         Three Months Ended  Nine Months Ended
                         9/30/01   9/30/00   9/30/01   9/30/00
Numerator
Net income (loss) attributable
to Limited Partners 99% $ 77,998   $ 87,071  $ (36,062) $ 20,513

Denominator
Denominator for basic
earnings per Interest
weighted-average
Interest               13,397.27  13,400.27 13,398.94  13,400.27

Net income (loss)
 per Interest             $ 5.67     $ 6.50     $(2.69)   $ 1.53