Form 10KSB
period 2001-12-31
DECADE COMPANIES INCOME PROPERTIES
filed 2002-04-01
CIK 775840

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.   20549

                           Form 10-KSB
(Mark One)

          [ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001
                                 or
          [   ]     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for its most recent fiscal year. $7,119,777

The aggregate market value of the Limited Partnership Interests
("Interests") is indeterminable because there is no established or organized market for the Interests.

ANNUAL REPORT ON FORM 10-KSB

                              INDEX

                   YEAR ENDED December 31, 2001

    DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP
                      BROOKFIELD, WISCONSIN


Part I                                            Item    Page
Description of Business                              1      3

Description of Properties                            2      7

Legal Proceedings                                    3     20

Submission of Matters to a Vote of Security Holders  4     20

Part II
Market for Limited Partnership
Interests and Related Partner Matters                5     20

Management's Discussion and Analysis or Plan
of Operation                                         6     22

Financial Statements                                 7     41

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                  8     41

Part III
Directors, Executive Officers, Promoters and         9     41
Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Compensation                              10     43

Security Ownership of Certain Beneficial Owners and
Management                                          11     43

Certain Relationships and Related Transactions      12     44

Exhibits and Reports on Form 8-K                    13     45

Signatures                                                 52

Audited Financial Statements                               53

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

On October 5, 1999, the Partnership refinanced the outstanding mortgage loan that encumbered Pelican Sound in the amount of approximately $9.67 million and replaced the old mortgage note with a new mortgage in the amount of $13.0 million. Approximated $3.11 million of the new mortgage financing was not disbursed at closing, but was disbursed on December 30, 1999 and added to cash reserves. The new mortgage loan extended the term of the financing from December 1, 2003 to October 5, 2006, and reduced the interest rate from 7.625% to 7.50% per annum.

In September 2001, the Partnership entered into an agreement to sell The Meadows II Apartments to an unaffiliated party for a disposition price of approximately $15.9 million. The closing was completed on January 31, 2002.

In October 2001, the Partnership received proceeds of approximately $2.56 million from the mortgage financing on The Meadows II that was not disbursed at the loan closing in October 1998. These proceeds were placed into the cash reserves of the Partnership.

In its ordinary course of operations, the Partnership has received offers on the sale of its properties. The Partnership has received numerous oral and written offers during 1999, 2000, and 2001, all containing conditions, with prices as described below:

          Pelican Sound - 1999: The Partnership received and rejected or countered three offers for Pelican Sound Apartments (or expressions of interests to such effect). The proposed prices ranged from a low of $16.5 million to a high of $18.0 million, with an average price of $17.4 million.

          Pelican Sound - 2000: The Partnership received and rejected or countered two offers for Pelican Sound Apartments (or expressions of interests to such effect) averaging $19.1 million, and ranging from a low of $18.2 million to a high of $20.0 million. These were not considered to be firm offers and contained unknown contingencies deemed to be unacceptable.

          Pelican Sound - 2001: The Partnership did not receive any offers.

          The Meadows II - 1999: The Partnership did not receive any offers.

          The Meadows II - 2000: The Partnership did not receive any offers.

          The Meadows II - 2001: The Partnership received six offers (or expressions of interest to such effect) for The Meadows II Apartments. Five of the offers included one or more other properties owned by affiliated partnerships. The prorated amount of the offers for Meadows II ranged from a low of $13.1 million to a high of $14.5 million, with a prorated average price of $14.0 million. The Partnership accepted a higher offer for $15,956,436, approximately $1.5 million above the next highest offer.

          Town Place - 1999: The Partnership received and rejected or countered four offers for Town Place Apartments (or expressions of interests to such effect). The proposed prices ranged from a low of $11.1 million to a high of $12.0 million, with an average price of $11.5 million, all containing contingencies and without a certainty of closing.

          Town Place - 2000: The Partnership did not receive any offers.

          Town Place - 2001: The Partnership did not receive any offers.

The General Partner will continue to consider offers for sale of its remaining two properties, but cannot assure Limited Partners that Town Place or Pelican Sound will be sold during 2002. The General Partner is seeking to obtain offers with no or minimal contingencies that allow the Partnership the time and ability to conclude a tax deferred exchange for any or all of the properties.

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

During 2001, the Partnership did not directly employ any individuals. In order to effectively manage the personnel function of operating the Apartments and the Partnership and to control the costs of compensation (including wages, worker's compensation, unemployment, payroll taxes, health care, and 401(k) profit sharing plans), the individuals who perform services for the Partnership and the Apartments are employed by the General Partner or its affiliate, Decade Properties, Inc. The costs of these employee services are reimbursed by the Partnership based upon the records of such employees in performing such services multiplied by a rate established to cover overhead and expenses incurred to perform such duties. The Apartments are managed by Decade Properties, Inc., an affiliate of the General Partner. Employees of the General Partner and affiliates perform the on-site management services required to operate and maintain the Apartments and render partnership management services to the Partnership including maintaining investor communications, compliance with tax laws and other applicable governmental regulations, and cash management.

At the close of business on December 31, 2001, the Partnership's 13,397.27 Interests were held by 1,142 Limited Partners. The General Partner of the Partnership is Decade Companies - A General Partnership (of which Jeffrey Keierleber and Decade 80, Inc. are the general partners). The principal offices of Decade Companies and the Partnership are located at 250 Patrick Blvd. Suite 140, Brookfield, Wisconsin 53045-5864, Telephone (262) 792-9200.

Item 2.  Description of  Properties

(a) Location

The residential apartment complexes which were owned and operated by the Partnership during fiscal 2001 were:
                                                           Rental
   Name                             Location               Units
Pelican Sound             St. Petersburg, Florida           379
The Meadows II                   Madison, Wisconsin         316
Town Place                    Clearwater, Florida           240
                                                            935

Pelican Sound is pledged as collateral against a mortgage encumbrance of $12.59 million. Prior to its sale on January 31, 2002, The Meadows II was pledged as collateral against a mortgage encumbrance of approximately $8.8 million. Town Place is pledged as collateral against a mortgage encumbrance of $6.2 million.

(b) Investment policies

          (1) Investments in real estate or interests in real estate.

          The investment policy of the Partnership is to primarily invest in real estate located in the state of Florida, although real estate situated anywhere in the continental
     United States may be acquired. Although there is no restriction on the type of real estate in which the Partnership may invest, the Partnership has to date concentrated its real estate holdings to residential apartment complexes located in the States of Florida and Wisconsin.

          The method or proposed method of financing properties is set forth as follows: (1) the aggregate amount of mortgage indebtedness (other than short-term financing) which may be incurred in connection with the acquisition of Properties shall not exceed 50% of their fair market value (determined by appraisals prepared by independent appraisers) on a combined basis; (2) the aggregate amount of such mortgage indebtedness incurred in connection with financing or refinancing Properties subsequent to their acquisition shall not exceed 75% of their aggregate independently appraised value; and (3) further, a creditor who makes a nonrecourse loan to the Partnership shall not and must not acquire, at any time, as a result of making the loan, any direct or indirect interest in the profits, capital or property of the Partnership other than as a secured creditor.

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

          (2)  Investments in real estate mortgages

          The Partnership Agreement also authorizes the Partnership to invest in real estate mortgages. The Partnership did make real estate mortgages totaling approximately $5.5 million from 1986 to 1989 but has not done so since then. None of the mortgage loan investments remain outstanding. It is not likely that the Partnership will invest in another real estate mortgage loan.

               (3) Securities of or interests in persons primarily engaged in real estate activities.

          The Partnership has not invested in any securities such as common stocks, interests in real estate investment trusts, or partnership interests.

          The Partnership Agreement permits the Partnership to enter into joint ventures or general partnerships and other participations with real estate developers, owners, and others for the purpose of owning a particular property or properties in accordance with the Partnership's investment policies. In some joint ventures, the Partnership may be entitled to a preferential claim to a specified rate of return on the investment before a joint venturer is entitled to any share of such return. In connection with some joint ventures or general partnerships, the seller of a property may obtain an interest in the joint venture or general partnership holding title to a property, in exchange for which the seller in some cases may not be required to make a capital contribution to such partnership or joint venture.

          The Partnership Agreement permits the Partnership to participate in joint venture investments with non-Affiliates provided that it acquires a controlling interest therein. The Partnership is permitted to invest in a joint venture arrangement with another joint venture formed by the General Partner or Affiliates provided the Affiliate has identical investment objectives, there are no duplicate property management or other fees, the sponsor compensation is substantially identical in each real estate program, the Partnership is granted the right of first refusal to purchase the real property if the affiliated joint venturer wishes to sell the property, and the investment of each of the real estate programs is otherwise on substantially the same terms and conditions.

(c) Description of Real Estate and Operating Data

(1) The general character and location of each of the three apartment properties owned by the Partnership during fiscal 2001 are separately described below. Each of the properties is a residential garden-style apartment complex. In the view of the General Partner the properties are suitable and adequate for such use.

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

          The Meadows II Apartments was sold in January 2002. The Meadows II Apartments consisted of 404 apartment units in 32 two-story buildings covering approximately 24 acres of land. The property was developed in four phases; construction began in late 1976 and was completed in September 1980. On January 17, 1989 the Partnership acquired three of the four phases comprising 316 of the 404 rental units. The other 88 rental units were acquired by an affiliated limited partnership (Decade's Monthly Income & Appreciation Fund). The apartments in Phases II, III, and IV were completed between 1977 and 1980 and consist of one, two, and three-bedroom units in twenty-four buildings. The entire complex has a total of 720 parking spaces for a 1.78:1 ratio of stalls per unit.
     In addition to the apartment units, the three phases owned by the Partnership have one swimming pool, one lighted tennis court and a play area. Laundry room areas and storage lockers are located in the basement of each building.

          The Meadows is located on the far northeast perimeter of the City of Madison at the southeast corner of the intersection of I-90/94 and Highway 30. The property is situated in a growing residential neighborhood five miles northeast of Madison's Capitol Square. The primary access route is Highway 30 on the north which meets East Washington Avenue. North-south linkages are provided by I-90/94 and Highway 51. Neighborhood land uses are dominated by single family homes with some multifamily residences interspersed, primarily along main roads. The area around The Meadows II experienced a great deal of residential and commercial growth in the 1990's.
     Commercial growth has been concentrated around the perimeter of East Towne Mall, a regional shopping center located to the northeast of The Meadows II. Residential growth has been concentrated in the areas to the east of East Washington Avenue, the west of Interstate Highways
     90 & 94, south of the East Towne Mall area, and north of Highways 12 & 18, which includes The Meadows II.

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

          The property is located on the south side of N. E. Coachman Road approximately one mile northwest from the
     intersection of U.S. Highway 19 and Route 60.   The
     surrounding neighborhood primarily consists of well established, fully developed, residential properties with supporting commercial facilities lining the major thoroughfares. The improvements in the neighborhood contain a mixture of commercial and residential uses.
     The main traffic arteries are typically lined with commercial improvements, including offices, service stations, convenience stores, restaurants, service shops, auto sales/repair facilities, banks, and other commercial uses. The balance of the surrounding areas are primarily developed with a mixture of single family and multiple family development. Clearwater Beach is approximately seven miles from the property.

(2) During fiscal 2001, the Partnership held title to each of the properties. The nature and amount of all material mortgages, liens or encumbrances are separately described below, including the current principal amount of each material encumbrance, interest and amortization provisions, prepayment provisions, maturity date, and the balance due at maturity assuming no prepayments, all as of December 31, 2001.

                            Pelican    The          Town
                             Sound     Meadows II   Place

Current principal amount $12,593,126  $8,801,838   $6,203,956
Interest rate               7.50%        7.25%        7.00%
Amortization provisions     25 yrs.      25 yrs.      311 mo.
Prepayment provisions        (1)          (2)          (3)
Maturity date            10/05/06     09/30/05     05/16/03
Balance due at maturity
assuming no prepayments  $11,394,257  $8,103,007  $5,987,840

               (1) Prepayment of principal is permitted at any time. A prepayment penalty equal to one percent (1%) calculated on the unpaid principal balance will apply if the prepayment occurs at any time during the first four years during the term of the note.

               (2) The Meadows II was sold in January 2002. Borrower may prepay the Loan, in whole or in part, provided Borrower gives 15 days prior written notice to Lender of such prepayment. Unless the Loan Amount and all accrued interest are paid in full, no such prepayment will suspend required payments. Borrower may prepay any or all of the Loan without premium or penalty if prepayment is made (a) contemporaneously with the bona fide sale of the Property (as such term is defined in the Mortgage) to a buyer unaffiliated with Borrower; or (b) within one year before the Maturity Date (the "No Premium Period"). Otherwise, any prepayment must be accompanied by an additional amount equal to 2.00% of the amount being prepaid (the "Prepayment Premium") if made within four years after the Loan Date and 1% of the amount being prepaid if made later. Following the occurrence of any default by Borrower and acceleration of the maturity of this Note by Lender other than during the No Premium
          Period, a tender of payment of the amount necessary to satisfy the entire balance of principal will be deemed to constitute an attempt by Borrower to evade paying the Prepayment Premium. Therefore, such payment will be deemed to be a prepayment and must include the Prepayment Premium. No prepayment penalty was paid in connection with the sale of The Meadows II in January 2002.

               (3) Prepayment of principal without penalty is permitted in whole or in part without penalty.

(3)  The Partnership does not lease any properties from others.
There are no options or contracts to purchase or sell any of the properties.

The leases with tenants of the Apartments are generally for periods of one year, but sometimes month to month. The rent for each apartment unit varies according to its size and amenities.

The average monthly gross potential rent ("GPR") per unit at the Apartments for the month of December of each of the last two years and the related occupancy rate ("OR") for December of each year is set forth below:

                Number          December     December
               of Units           2001         2000
                                GPR   OR      GPR   OR
All Units        935            $678   89%    $656   91%
Pelican Sound    379            $692   92%    $671   92%
The Meadows II   316            $665   85%    $636   93%
Town Place       240            $675   89%    $659   88%

For December of the prior two years, the apartment mix and monthly asking rents at Pelican Sound Apartments was:


                        Number
                          of   Square         Asking Rent
Style                   Units   Feet    12/01           12/00

One-bedroom/one bath     128    505   $580-615        $575-605
One bedroom/one bath     156    700   $665-705        $655-715
One-bedroom/one bath/den  27    830   $785-802        $775-795
Two-bedroom/two bath      68    910   $865-880        $845-860
                         379

For December of the prior two years, the apartment mix and monthly asking rents at The Meadows II Apartments was:

                        Number
                          of    Square      Asking Rent
  Style                 Units    Feet   12/01          12/00
One-bedroom               88     625   $580-600       $555-570
One-bedroom/deluxe        12     744   $615-640       $585-590
Two-bedroom/one bath     192     875   $650-705       $630-700
Two-bedroom/1.5 bath/den  12   1,466   $905-925       $875-920
Three-bedroom             12   1,466   $905-925       $875-920
                         316

For December of the prior two years, the apartment mix and monthly asking rents at Town Place Apartments was:

                      Number
                        of   Square          Asking Rent
Style                 Units   Feet      12/01          12/00

One-bedroom/Suite       36    540      $580           $565
One bedroom/Garden      72    720      $600-625       $565-625
Two-bedroom/one bath    36    836      $700-725       $685-705
Two-bedroom/two bath    96  1,036      $760-790       $740-785
                       240

(4) Any proposed program for the renovation, improvement or development of the properties, including the estimated cost thereof and the method of financing to be used, is set forth below.

At Pelican Sound the proposed 2002 budget includes a total of $347,000: $114,000 for repairs to the building exteriors; $52,000 for roof replacement; $50,000 for carpet replacement; $29,000 for pool and tennis courts, $29,000 for appliances; $18,000 for paint and wallpaper in apartment units; $10,000 for tile and vinyl replacement and $45,000 for other items.

At Town Place the proposed 2002 budget includes a total of $196,000: $40,000 for paving; $32,000 for roof replacement; $30,000 for carpet replacement; $25,000 for landscaping; $15,000 for pool and tennis courts; $12,000 for appliances; $12,000 for tile and vinyl replacement; $10,000 for exterior painting; and $20,000 for other items.

All renovations are scheduled to be paid for by the Partnership's operating cash flow and cash reserves.

(5) All three rental properties owned by the Partnership during fiscal 2001 are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Partnership's ability to lease units at the Properties and on the rents charged. The Partnership may be competing with other entities that have greater resources than the Partnership and whose managers have more experience than that of the management of the General Partner. In addition, other forms of multifamily properties, including multifamily properties controlled by the General Partner and affiliates, and single-family housing, provide housing alternatives to potential residents of multifamily properties.

(6) In the opinion of the General Partner, the properties are adequately covered by insurance.

(7) With respect to each property the following additional information is provided:





                                   Average for year
(i)  Occupancy rate               2001           2000
     All Apartments                92%            92%
     Pelican Sound                 94%            94%
     The Meadows II                91%            91%
     Town Place                    89%            90%

(ii) Tenant information

No tenant occupies 10% or more of the rentable square footage of any property. Each tenant occupies the property as a personal residence. The principal provisions of each of their leases are essentially the same except for the negotiated amount of monthly rent. All leases require the timely monthly payment of rent, and require a security deposit for damages. Most leases are written for the term of one year, although terms of six months, or month-to-month also exist.

(iii) Principal business use

Each of the properties is used for residential purposes and is not used to conduct commercial business, occupations or professions.

(iv) Annual rental information

     The average effective annual rental per unit is as follows:

                              Number
                              of Units       2001      2000
     All Apartments           935            $7,176    $6,937
     Pelican Sound            379            $7,482    $7,138
     The Meadows II           316            $7,042    $6,836
     Town Place               240            $6,868    $6,755

(v)  Lease expirations

     All leases are short term and scheduled to expire in 2002.

          (A) The approximate number of tenants whose leases will expire in 2002 are as follows:

                    All Apartments           825
                    Pelican Sound            340
                    The Meadows II           286
                    Town Place               199

          (B) The approximate total area in square feet covered by such leases that will expire in 2002 are as follows:

                    All Apartments           641,000
                    Pelican Sound            233,000
                    The Meadows II           241,000
                    Town Place               167,000

          (C) The approximate annual rental represented by such leases that will expire in 2002 is as follows:

                    All Apartments           $3,368,000
                    Pelican Sound            $1,416,000
                    The Meadows II           $1,142,000
                    Town Place               $  810,000

          (D) The percentage of gross annual rental represented by such leases that will expire in 2002 is 100% for each property.

(vi) Depreciation information

(A)  Federal tax basis

The federal tax basis for each of the properties is set forth below:
                                        Accumulated      Tax
Pelican Sound                 Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 2,712      $     0        $ 2,712
Land Improvements                900          424            476
Buildings and Improvements     8,729        2,394          6,335
Personal Property              1,521        1,245            276
Total                        $13,862      $ 4,063        $ 9,799



                                        Accumulated      Tax
The Meadows II                Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 1,119      $     0        $ 1,119
Land Improvements                100           30             70
Buildings and Improvements     9,064        4,105          4,959
Personal Property              1,111          905            206
Total                        $11,394      $ 5,040        $ 6,354

                                        Accumulated      Tax
Town Place                    Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 1,362      $     0        $ 1,362
Land Improvements                 46            3             43
Buildings and Improvements     5,004        1,971          3,033
Personal Property                878          714            164
Total                        $ 7,290      $ 2,688        $ 4,602

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






(vii) Real estate taxes
                              Realty             Annual
                              Tax                Realty
                              Rate               Taxes

     Pelican Sound       $24.7343 per $100    $320,816 (1)
     The Meadows II      $24.5824 per $100    $258,115 (2)
     Town Place          $23.0975 per $100    $187,187 (1)

               (1) A discount of up to 4% (1% per month) is available for early payment of the tax due on March 31.

               (2) Approximately 50% of the tax is due by January 31, with the remaining balance due by July 31.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders during the fourth quarter of fiscal 2001.

                             PART II

Item 5.  Market for Limited Partnership Interests and Related
Partner Matters

a)  Market Information

There has not been an organized public trading market and it is not anticipated that a public market for Limited Partnership Interests in the Partnership will develop.

The Partnership Agreement provides that the General Partner may in its sole discretion utilize up to 2% of the gross proceeds of the offering ($360,000) to repurchase Interests tendered to the Partnership by Limited Partners who offer for repurchase fewer than 100 Interests in the aggregate. Accordingly, the Partnership repurchased Interests from Limited Partners from 1989 through 1992 until 2% of the gross proceeds of the offering were expended. This repurchase arrangement was intended only to provide a potential for liquidity as to a limited number of Interests and was not intended to provide the market for the Interests in general.

b)  Security Holders

As of March 28, 2002, there were 1,133 Interest holders of record on the Partnership's books and records.

c)  Dividends or Similar Distributions

During the last two years, quarterly cash distributions to Limited Partners were declared at the rate of 5% per annum on the original capital investment. Cash distributions declared to the Limited Partners for the two year period ended December 31, 2001 were made as follows:

            Period        Date        Amount Distributed
            Ended         Paid      Total     Per $1,000 Interest

          03/31/00     04/21/00     $167,504         $12.50
          06/30/00     07/21/00     $167,504         $12.50
          09/30/00     10/20/00     $167,504         $12.50
          12/31/00     01/19/01     $167,504         $12.50
          03/31/01     04/20/01     $167,504         $12.50
          06/30/01     07/20/01     $167,466         $12.50
          09/30/01     10/18/01     $167,466         $12.50
          12/31/01     01/18/02     $167,466         $12.50

The Partnership Agreement provides that the Partnership will make quarterly distributions to all partners of Cash Available for Distribution whereby 99% of all distributable cash, as defined in the Partnership Agreement, will be distributed to the Limited Partners and 1% to the General Partner.

The actual amount and frequency of future cash distributions will depend upon future cash flows generated by operations, capital requirements, debt service requirements, financial condition, and working capital requirements.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The financial statements included in Item 7 present the balance sheet as of December 31, 2001 and present the cash flow and results of operations for the two years ended December 31, 2001.

Financial Condition

During 2001, cash and cash equivalents decreased by $1,068,000 from $4,251,000 at December 31, 2000 to $3,183,000 at December 31, 2001.
During 2001, approximately $1,051,000 was generated by operating activities, approximately $1,561,000 was used by financing activities, and approximately $558,000 was used in investing activities as shown herein on the Statements of Cash Flows.

Approximately $558,000 of fixed asset additions were capitalized during 2001 ($256,000 at Town Place, $211,000 at Pelican Sound and $91,000 at The Meadows II).

Total liabilities were approximately $29.2 million at December 2001, down from $30.1 million at December 2000, primarily due to payments to the General Partner for deferred fees and interest offset by an increase in the outstanding mortgage balances.

The use of leverage through borrowings is intended to assist the Partnership in meeting its investment objective of achieving capital appreciation for the Limited Partners. The total leverage on the three properties at year end is 82.8% of the capitalized cost, compared to 77.7% at the end of 2000.

The use of mortgage financing creates unrelated business taxable income ("UBTI") for qualified plan investors. The UBTI for 2001 was a loss of approximately ($88) per $1,000 Limited Partner
Interest.

Partners' Capital decreased by $655,000 during 2001. The decrease was attributable to $670,000 of distributions declared to the Partners and $1,800 of redeemed units offset by the net income of $17,000 for financial reporting purposes (after depreciation and amortization of $1,160,000).

Results of Operations

The Statements of Operations present a two-year comparison of operations divided into two separate categories: investment property operations and other partnership income (expenses).

The comparative presentation of operations reflects the operation of 935 apartment units during each period.

Revenues from 2001 rental operations increased $228,000 from the prior year. The increase was comprised of increases at Pelican Sound ($137,000), at The Meadows II ($74,000), and at Town Place ($17,000). A summary of total operating revenue by apartment site follows:

                                            Increase  Increase
                                          (Decrease) (Decrease)
                     2001          2000       Amount    Percent
Pelican Sound     $2,982,000    $2,845,000   $137,000      4.8%
The Meadows II     2,291,000     2,217,000     74,000      3.3%
Town Place         1,720,000     1,703,000     17,000      1.0%
Total             $6,993,000    $6,765,000   $228,000      3.3%

The $137,000 increase at Pelican Sound is attributed to a 4% increase in asking rents, with no change in average occupancy at 94%. The $74,000 increase at The Meadows II is attributed to a 3% increase in asking rents, with no change in average occupancy at
91%.   The $17,000 increase at Town Place is attributed to a 3%
increase in asking rents offset by a 1% decrease in average occupancy (from 90% to 89%).

The average monthly gross potential rent per unit at the Apartments for the two year period was:
                                              Increase  Increase
                   Number                      (Decrease)(Decrease)
                  of Units       2001    2000  Amount   Percent
All Apartments       935         $666    $643   $23       3.6%
Pelican Sound        379         $683    $654   $29       4.4%
The Meadows II       316         $648    $627   $21       3.3%
Town Place           240         $663    $646   $17       2.6%

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments. As a general rule the asking rents are the same as the actual rents eventually established by the rental agreements and are comparable with existing market conditions.

The average occupancy level at the Apartments for the two year period was:
                                                       Increase
                                                              2001
2000     (Decrease)
All Apartments                   92%          92%         0%
Pelican Sound                    94%          94%         0%
The Meadows II                   91%          91%         0%
Town Place                       89%          90%        (1%)

The range of occupancy levels at the Apartments for the years was:

                              2001             2000
All Apartments             88.7-93.7%       90.4-93.6%
Pelican Sound              89.8-97.0%       87.8-98.4%
The Meadows II             86.4-94.6%       87.2-93.2%
Town Place                 83.9-93.4%       84.4-96.7%

The differences in occupancy levels were primarily related to the Partnership's asking rents compared to other competitors in the market place.

Rental expenses before depreciation and debt service increased $57,000. The increase was comprised of increases at Town Place ($31,000) and The Meadows II ($60,000), offset by a decrease at Pelican Sound ($34,000). A summary of operating expenses before depreciation and debt service by apartment site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     2001        2000       Amount      Percent
Pelican Sound     $1,521,000  $1,555,000   $ (34,000)     (2.2%)
The Meadows II     1,224,000   1,164,000      60,000       5.2%
Town Place         1,044,000   1,013,000      31,000       3.1%
Total             $3,789,000  $3,732,000   $  57,000       1.5%

The changes in rental expenses can be explained as follows:

Pelican Sound

The $34,000 decrease in expenses at Pelican Sound consisted of increases in various expenses totaling $78,000, offset by decreases in other expenses totaling $112,000.

The increases primarily consisted of the following:

            Insurance                     $ 22,000
            Personnel                       15,000
            Landscaping                      7,000
            Property taxes                   2,000
            Other                           32,000
            Total                         $ 78,000

The $22,000 increase in insurance was due to higher premiums.

The $15,000 increase in personnel consisted of a $26,000 increase in on-site manager expenses offset by a $6,000 decrease in maintenance personnel expenses and a $5,000 decrease for other personnel expenses.

The decreases primarily consisted of the following:

            Exterior Painting             $ 60,000
            Building exterior repairs       27,000
            Utilities                        5,000
            Other                           20,000
            Total                         $112,000

The $60,000 decrease in exterior painting was a non-recurring expense incurred in 2000.

The $27,000 decrease in building exterior repairs was a non-recurring expense incurred in 2000 in conjunction with the painting.

The $5,000 decrease in utilities was the direct result of installing individual water meters for each apartment unit so that utilities can be billed directly to each resident.

Town Place

The $31,000 increase in expenses at Town Place consisted of increases in various expenses totaling $86,000, offset by decreases in expenses totaling $55,000.

The increases primarily consisted of the following:

          Personnel                      $ 23,000
                Landscaping                      15,000
                Insurance                        14,000
                Utilities                        10,000
                Other                            24,000
                Total                          $ 86,000

The $23,000 increase in personnel primarily consists of a $19,000 increase in on-site manager expenses and a $3,000 increase in maintenance personnel expenses.

The $14,000 increase in insurance was due to higher insurance premiums.

The decreases primarily consisted of the following:

                Exterior painting              $45,000
                Other                           10,000
                Total                          $55,000

The $45,000 decrease in exterior painting was a non-recurring expenses incurred in 2000.

The Meadows II

The $60,000 increase in expenses at The Meadows II consisted of increases in various expenses totaling $83,000, offset by decreases in expenses totaling $23,000.

The increases primarily consisted of the following:

               Insurance                     $ 27,000
               Building exterior repairs       23,000
               Snow removal                     6,000
               Interior painting                6,000
               Utilities                        5,000
               Personnel                        3,000
               Other                           13,000
               Total                         $ 83,000

The $27,000 increase in insurance was due to higher premiums.

The building exterior repairs of $23,000 consisted of $12,000 for paving and $11,000 for repairs and insulation for the roof.

The $3,000 increase in personnel consisted of an increase of $11,000 for grounds and snow personnel expenses, offset by an $8,000 decrease for on-site management expenses.

The decreases primarily consisted of the following:

                Property taxes                $  8,000
                Other                           15,000
                Total                         $ 23,000

The increase in operating revenue of $228,000, offset by the increase in operating expenses of $57,000, resulted in an increase of $171,000 in net operating income from property operations before depreciation and debt service. The increase was comprised of increases at Pelican Sound of $171,000 and at The Meadows II of
$14,000, offset by a decrease at Town Place of ($14,000).   A
summary of net operating income from property operations before depreciation and debt service by apartment site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     2001        2000       Amount      Percent
Pelican Sound     $1,461,000  $1,290,000   $171,000      13.3%
The Meadows II     1,067,000   1,053,000     14,000       1.3%
Town Place           676,000     690,000    (14,000)     (2.0%)
Total             $3,204,000  $3,033,000   $171,000       5.6%

Interest expense decreased $51,000. The decrease was comprised of an increase for The Meadows II of $25,000, offset by a decrease for Pelican Sound of $18,000 and a decrease for Town Place of $58,000. The increase at The Meadows II is attributable to an increase in the outstanding loan balance resulting from the additional mortgage borrowing of $2.56 million in October 2001. The decreases for Pelican Sound and Town Place are the result of interest charged on the decreasing principal balances of the notes and a lower interest rate on the Town Place mortgage. Per the note agreement the rate on the Town Place mortgage became variable on May 16, 2001, 60 months after the date of the note.

After considering the effect of interest expense, 2001 calendar year net operating income before depreciation was $1,159,000. A summary of net operating income before depreciation by apartment site follows:
                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     2001        2000       Amount      Percent
Pelican Sound     $  434,000  $  246,000   $ 188,000      76.4%
The Meadows II       555,000     566,000     (11,000)     (1.9%)
Town Place           170,000     124,000      46,000      37.1%
Total             $1,159,000  $  936,000   $ 223,000      23.8%

The net income from real estate activities is partially sheltered by deductions for depreciation and amortization which did not affect cash flow. Depreciation and amortization increased $21,000 from 2000 levels.

As a result of the foregoing, net income from investment properties operations for 2001 was $113,000, compared to a net loss of $89,000 in 2000. During both years all three properties generated positive cash flow. The General Partner anticipates that Pelican Sound and Town Place will continue to reduce positive cash flow in 2002.

Other income, net of other expense, decreased approximately
$136,000 from 2000 calender year levels. The decrease is attributable to a $130,000 decrease in interest income earned, and a $6,000 increase in administrative expenses.

As a result of the foregoing, the net income for 2001 was $16,600, compared to net loss of $48,700 in 2000.

Liquidity

At December 31, 2001 there was approximately $3.18 million of cash and cash equivalents and $21,000 of escrow deposits resulting in $3.2 million of liquidity. The cash balance averaged $3.72 million during the year.

Cash decreased approximately $1,068,000 during 2001 as shown on the Statements of Cash Flows. Escrow deposits increased $1,000 from the prior year balance.

Cash was provided by additional mortgage borrowing of $2.56 million on The Meadows II. Cash reserves of $1,051,000 was used by operating activities during 2001 as shown on the Statements of Cash Flows in the annual financial statements. Additional cash reserves were used to make cash distributions to the partners of $673,000, of which $140,000 (20.8%) was considered to be portfolio income subject to income taxes. (Investment interest expense of $263,000 was available in 2001 to offset all of the portfolio income for income tax purposes.) Cash reserves were used to purchase $558,000 of additions to the properties. Regular monthly mortgage loan payments reduced the mortgage principal balances by $444,000. The Partnership purchased and retired three Interests for $1,800 ($600 per Interest) during the year.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's needs.

Short-term obligations total $1.23 million, consisting of $547,000 of current mortgage principal liabilities, $258,000 of accrued real estate taxes, $167,000 of distributions payable to the partners, $131,000 of tenant security deposits, $88,000 of other current liabilities, and $42,000 payable to the General Partner and affiliates.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to the partners. Investment property operations generated a profit in 2001 of $1,273,000 (before depreciation and amortization of $1,160,000) compared to $1,050,000 in 2000.

The Partnership intends, but is not required, to continue to declare quarterly cash distributions in 2002 to the Limited Partners at the rate of $12.50 per Interest (5.0% per annum on the original capital investment of $1,000 per Interest). This intention will require cash distributions to the limited partners of approximately $670,000 during 2002. Through December 31, 2001 the Partnership distributed approximately $14.7 million (82% of original capital) to the Limited Partners since inception. Cumulative cash distributions range from $820 (82%) to $967 (97%) per $1,000 Interest of an original holder depending upon the date of purchasing the Interest.

The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of $1.8 million over the next five years. These obligations should be satisfied by cash generated from operations. In the year 2003 the Town Place mortgage note requires a balloon payment that will total $6.1 million. The Meadows II mortgage was due in year 2005 and required a final payment of $8.1 million. The Meadows II was subsequently sold in January 2002 and the mortgage was paid in full. It is anticipated that Town Place will be sold or refinanced prior to the maturity date in 2003.

The mortgage note on Town Place bears interest at 7.0% per annum. The Town Place loan is due in two years. Effective May 16, 2001, the interest rate was changed from a fixed rate of 8.25% per annum to a floating rate of 7.0% per annum per the note agreement. The Partnership is exploring the possibility of refinancing the mortgage loan on Town Place during 2002 if lower interest rates are available. Additional proceeds from the refinancings in excess of the existing mortgage debt would provide additional liquidity.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.


Capital Resources

At December 31, 2001 no material commitments existed to acquire additional property or to make capital expenditures. However, on January 31, 2002, the Partnership sold The Meadows II Apartments in a transaction structured as a deferred exchange with a bank acting as the Qualified Intermediary to facilitate the exchange. The net proceeds of approximately $6.66 million were placed in escrow. In order to complete the exchange, a qualified replacement property must be acquired within 180 days after the disposition of The Meadows II (July 30, 2002). However, the Partnership has not made a final determination that it will reinvest the net proceeds in another real estate investment and complete the Section 1031 exchange.

Pursuant to the terms of the Partnership Agreement no Limited Partner shall be subject to assessment nor shall any Limited Partner be personally liable for any debts of the Limited Partnership. The Partnership completed its $18 million offering of Limited Partner Interests in 1988. There are no plans to raise additional capital by selling additional Limited Partner Interests. Such action would require the approval of the Limited Partners.

Prospective Information - Safe Harbor Statement Under the Private
Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the Partnership's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forwarded-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the General Partner; (ii) the Partnership's plans and results of operations will be affected by the Partnership's ability to manage its growth; and (iii) other risks and uncertainties indicated from time to time in the Partnership's filings with the Securities and Exchange Commission.

Information contained in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "intends," "project," or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, among other things, (i) occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Partnership's control; (ii) debt financing could adversely affect the Partnership's performance, (iii) schedule debt payments could adversely affect the partnership's financial condition, (iv) financial covenants could adversely affect the Partnership's financial condition, (v) the Partnership's degree of leverage could limit its ability to obtain additional financing, (vi) control and influence by significant limited partners could be exercised in a manner adverse to other limited partners, (vii) environmental problems are possible and can be costly, (viii) the Partnership's performance and Limited Partnership Interest value are subject to risks associated with the real estate industry, (ix) the Partnership may be unable to renew leases or relet space as leases expire, (x) new real estate acquisitions may fail to perform as expected, (xi) competition for real estate acquisitions may result in increased prices for properties, (xii) because real estate investments are illiquid, the Partnership may not be able to sell properties when appropriate,
(xiii) changing laws could affect the Partnership's business, (xiv) provisions in the Partnership Agreement could inhibit changes in control, (xv) the Partnership depends on key personnel; and (xvi) other factors described elsewhere in this Annual Report on Form 10-KSB.

There are certain events that could cause the reported financial information to not be indicative of future operating results or future financial condition, as follows:

          On September 10, 2001, the Partnership entered into an option to sell The Meadows II Apartments to an unaffiliated party to take place in January 2002. On January 31, 2002, the
     Partnership sold The Meadows II for approximately $15.96 million. At closing, the proceeds from the sale were used to pay off the first mortgage loan of approximately $8.8 million.
     The net proceeds of approximately $6.66 million were placed into an exchange escrow with a bank acting as the Qualified Intermediary to facilitate a deferred exchange for a replacement property (or properties).

There are certain matters that might impact future operations but that have not had an impact in the past, as follows:

          The $2.56 million of the mortgage financing on The Meadows II, not disbursed at the closing in October 1998, was disbursed in 2001 to provide the Partnership with additional liquidity.
     These proceeds were placed into cash reserves and therefore should impact future operations by increasing the amount of portfolio earnings generated by the investment of such cash reserves. This mortgage loan was paid in full on January 31, 2002 from the proceeds from the sale of The Meadows II
     Apartments.

          The sale of The Meadows II Apartments in January 2002 will impact future operations by eliminating the net operating income previously generated by the property. The retirement of the mortgage debt upon the sale of The Meadows II will eliminate the debt service burden associated with it. The net sale proceeds held in escrow will increase the amount of portfolio earnings generated by the investment of such cash reserves until they are used for another purpose.

There are certain matters that have had an impact on reported operations but that are not expected to impact future operations, as follows:

          In 2001, the Partnership retired the current obligation payable to the General Partner for deferred fees and deferred interest in the amount of approximately $3.0 million using cash reserves on hand which were previously generated from mortgage loan refinancing. Such payment will impact future financial condition by reducing the liquidity of the Partnership. Such payment will impact future operations by reducing the portfolio interest income generated by the investment of such cash reserves.

The sale of The Meadows II Apartments is a significant event in the life of the Partnership. This marks the third sale of property since the inception of the Partnership. In February 1990, Laguna Vista Apartments in Largo, Florida was exchanged for Town Place Apartments in Clearwater, Florida. In August 1993, Woodbridge Apartments in Winter Park, Florida, was sold in a deferred exchange for Pelican Sound Apartments in St. Petersburg, Florida. The technique of exchanging one property for another allowed the Partnership to dispose of property without incurring any immediate tax liability. This allowed the Partnership to keep the earning power of the deferred tax dollars working for it in another real estate investment. The intent of these transactions was to obtain greater appreciation in the real estate investments (and thus, the Limited Partner Interests) over time.

There are several directions that the Partnership could take after this sale. The General Partner has identified and is considering the following options:

                    Begin a partial liquidation of the Partnership, whereby the net proceeds from the sale of The Meadows II now held in the exchange escrow would be distributed pro rata to all Limited Partners, and then continue to own and operate the remaining two Florida properties, Pelican
          Sound and Town Place.

                    Begin a complete liquidation of the Partnership, whereby the net proceeds from the sale of The Meadows II now held in the exchange escrow would be distributed pro rata to all Limited Partners, and then the Partnership would sell the remaining two properties in Florida, distribute the net proceeds to the Partners, and wind-up and terminate the Partnership.

                    Use the net proceeds from the sale of The Meadows II to pay down the outstanding mortgage debt on the other two properties to reduce the debt service burden, and thus allow those properties to increase their cash flow.

                    Reinvest the net sale proceeds into another qualified real estate investment. The sale of The Meadows II
          Apartments was structured as a deferred exchange with the net sales proceeds of approximately $6.66 million were placed into an exchange escrow. The exchange transaction must be completed within 180 days from the closing date of the sale of The Meadows II Apartments (July 30, 2002).

                    Use the net proceeds from the sale of The Meadows II to partially fund a repurchase offer by the Partnership to purchase and retire Interests held by Limited Partners, whereby some Limited Partners would receive cash for their Interests and the other Limited Partners would not receive cash but would increase their percentage ownership in the Partnership. The Partnership might then continue on one or more of the above options with Limited Partners interested in continued ownership, while accommodating those Limited Partners who desire immediate liquidity. The offer price would be based on a valuation of the remaining two Florida properties along with the net proceeds from the sale of The Meadows II Apartments and other Partnership obligations.

                    Among other factors, the Partnership may take actions to reduce the number of Limited Partners to fewer than 300 in order to qualify to terminate the registration of its Interests under the Securities Exchange Act of 1934. The termination of registration of the Interests under the Exchange Act would likely reduce certain of the Partnership's administrative costs, such as legal, accounting, printing, mailing and investor communications expenses, and would reduce the information required to be furnished by the Partnership to the Securities and Exchange Commission and will make certain provisions of the Exchange Act, such as the short-swing profit recovery provisions of Section 16(b) no longer applicable and suspend the requirement to file reports pursuant to
          Section 15(d).

The General Partner is evaluating each of these options, and may determine to choose one of them, some combination of them, or another option altogether.

At this time the Partnership believes that there are both Limited Partners who desire to liquidate their Interests in the Partnership immediately for cash (and not further exchange of properties which may increase the overall Partnership returns) and other Limited Partners who desire to retain their Interests in order to benefit from the continued deferral of tax liabilities and the risks and rewards of continued operation and eventual sale of a replacement property (or properties) to be purchased before July 30, 2002. Accordingly, the Partnership is in the process of creating a plan to accommodate the differing goals of both groups of Limited Partners, whereby those Limited Partners who wish to liquidate their investment may choose to do so, and those Limited Partners who wish to continue to hold their Interests may do so. More information on this will be sent to you in the very near future.

The General Partner believes that continued ownership by the Partnership of its properties is in the long-term best interests of the Limited Partners. In order for the Partnership to meet its investment objectives, the General Partner believes that a sale of any of the properties at this time and a distribution of the proceeds to the Partners could reduce the opportunity that the Partnership would be able to maximize its investment objectives. While there can be no assurance that the Partnership's properties will appreciate in value from their present level, the General Partner, based on its experience in the real estate industry, believes that the current value of the Partnership's properties is more likely than not to increase in the future. There can, of course, be no assurance that such appreciation will occur, or if it does occur, that it will result in any specific level of return to the Partners.

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

The Partnership did not have any material expenditures in 2001 for environmental capital projects or for operation and maintenance of environmental protection facilities. While there can be no assurances, the Partnership anticipates that during 2002 and 2003 no material amount will be spent on capital projects for environmental protection.

The General Partner is not aware of any hidden or unapparent conditions of the property, subsoil or structural conditions which would render the Apartments more or less valuable. The General Partner is not aware of the existence of potentially hazardous materials used in the construction or maintenance of the buildings, such as the presence of urea-formaldehyde foam insulation, and/or the existence of toxic waste, which may or may not be present at the Apartments. The General Partner is not aware of any groundwater contamination, underground methane gas or radon gas. The General Partner believes that the Apartments do not produce air emissions or waste water of environmental concern. The General Partner is not aware of any underground storage tanks. The General Partner is not aware of any incidents of spills, dumping or discharges at the property/or the presence of hazardous substances. A Phase I Environmental Site Assessment has been performed at Pelican Sound and Town Place.

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

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in the economy and the Partnership continues to seek ways to mitigate its impact. To the extent permitted by competition, in general the Partnership passes increased costs on to its residents by increasing asking rents over time. Operating revenue associated with rental properties reported in the Partnership's financial statements have increased in the last year from $6.77 million in 2000 to $6.99 million in 2001 (a 3.4% increase). The increased revenue is due to an increase in asking rents. The gross potential rent increased from $7,213,000 in 2000 to $7,484,000 in 2001, a
3.8% increase. Average occupancy was the same 92.0% in 2000 to 92.0% in 2001. The changes in gross potential rent and in occupancy at each location follows:

          Pelican Sound gross potential rent increased from $2,975,000 in 2000 to $3,108,000 in 2001 (a 4.5%
     increase). Average occupancy remained constant at 93.8% in 2000 and 2001.

          The Meadows II gross potential rent increased from $2,378,000 in 2000 to $2,458,000 in 2001 (a 3.4%
     increase). Average occupancy decreased from 91.3% in 2000 to 90.8% in 2001.

          Town Place gross potential rent increased from $1,860,000 in 2000 to $1,917,000 in 2001 (a 3.0% increase).
     Occupancy decreased from 90.2% in 2000 to 89.4% in 2001.

The Partnership attempts to pass most cost increases through to the residents by adjusting the asking rents for apartments. The General Partner believes that the ability to increase rental rates on apartment units should generally offset any adverse effects from inflation on the Partnership's cost of operations. The General Partner anticipates that demand for residential rental units in the Clearwater and St. Petersburg, Florida areas and in Madison, Wisconsin will remain stable to high.

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

The Partnership's investment in the Apartments owned in fiscal 2001 was made between January 1989 and November 1993. The various Apartments were constructed over a period of time ranging from 1975 to 1987. The Apartments have an estimated remaining useful life ranging up to 22 years for buildings and improvements as of December 31, 2001. Carpeting, appliances, and other furnishings and equipment are depreciated over five years for financial statement purposes. Capitalized additions acquired in prior years will, of course, be replaced at higher costs but this will take place over many years. These new assets will result in higher depreciation charges; but in many cases, due to technological improvements, there should be operating cost savings as well. It is not the intention of the Partnership to hold the investment properties until fully depreciated economically. The Partnership considers these matters in setting its pricing policies with respect to asking rents.

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

Inflation had no material effect on the results of operations in 2001 and 2000.

Item 7.  Financial Statements

The response to this Item is submitted in a separate section of this report and is incorporated by reference herein.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Disclosure

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

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

(a)  Directors and Executive Officers.

Neither the Partnership nor Decade Companies, its General Partner, has a Board of Directors.

The names, ages and business experience of the general partners of Decade Companies are as follows:

Mr. Jeffrey Keierleber (age 48), is a licensed real estate broker and securities agent. He is the sole Director of the Corporate General Partner for various limited partnerships and serves as a co-General Partner in the public limited partnerships sponsored by Affiliates of Decade Companies, and he is a General Partner in all of the non-public limited partnerships sponsored by Affiliates of Decade Companies. Mr. Keierleber is a shareholder, officer, and director of a number of privately held and affiliated corporations, often with a focus in real estate or related services.

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

(b)  Significant employees.

The names, ages and business experience of significant employees of the General Partner and its affiliates are as follows:

Mr. Steven Cooper (age 57), is a Certified Property Manager and has served as Vice-President of Decade Properties, Inc. since 1989.

Mr. Michael G. Sweet (age 52), is a Certified Public Accountant and has served as the Controller of Decade Companies and Partnership Manager of the Decade-sponsored partnerships since 1982, and as an officer and/or director of various affiliated entities since 1988.

(c)  Family relationships.

There is no family relationship between any of the foregoing individuals.

(d) Involvement in certain legal proceedings.  None.

(e) Section 16(a) Beneficial Owners by Reporting Parties.

Under the securities laws of the United States, the Partnership's directors, its executive officers, and any persons holding more than 10% of the Partnership's Interests are required to report their initial ownership of the Partnership's Interests and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Partnership is required to disclose any failure to file by those dates. The Partnership believes that all of these filing requirements were satisfied during the year ended December 31, 2001. In making these disclosures, the Partnership has relied solely on representations of those persons it knows to be subject to the reporting requirements and copies of the reports that they have filed with the SEC.



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


Item 11.  Security  Ownership of  Certain Beneficial Owners and
Management

(a) Security ownership of certain beneficial owners.

Persons who are the beneficial owners of more than five percent of the voting securities as of March 28, 2002 are:

     (1)             (2)             (3)                (4)

Title of Class    Name and          Amount and     Percent of Class
                 Address of        Nature of
                 Beneficial        Beneficial
                 Owner             Owner

Limited Partner  Jeffrey Keierleber 3,206.97        23.938%
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

(c) Changes in control.  None.

Item 12.  Certain Relationships and Related Transactions

Decade Companies, the General Partner of the Partnership, was reimbursed for expenses of $119,507 in 2001 and $120,387 in 2000.

Decade Properties, Inc., wholly-owned by Jeffrey Keierleber, the Managing General Partner of Decade Companies, the General Partner of the Partnership, manages the Apartments. During the last two years Decade Properties, Inc. earned property management fees of $534,493 in 2001 and $520,404 in 2000, were reimbursed for expenses of $1,206,770 in 2001 and $1,133,878 in 2000 including the site property management staff and other costs incurred on behalf of the Partnership and paid by Decade Properties, Inc., and interest on real estate sales commissions of $28,588 in 2001 and $28,588 in 2000 (earned but not paid, and payment is subordinated as set forth in the Partnership Agreement).

The Partnership is required to pay a distributive share of cash flow to the General Partner. When and as quarterly cash distributions are made to the Limited Partners, 99% of all distributable cash, as defined in the Partnership Agreement, will be distributed to the Limited Partners and 1% to the General Partner. Distributions of $3,547 were paid to the General Partner during 2001 compared to $3,975 in 2000. There were no distributions accrued to the General Partner during 2001, compared to $3,547 in 2000.

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

                                                  (10.18)   Reserve Fund
Agreement between
                              Partnership and Associated Bank
                              Milwaukee (previously filed with
                              Form 8-K dated March 26, 1999).

                                                  (10.19)   Payment
Amount/Frequency
                              Modification between Partnership and
                              Associated Bank Milwaukee
                              (previously filed with Form 8-K
                              dated March 26, 1999).

                                                  (10.20)   Mortgage Note
between Partnership
                              and Republic Bank (previously filed
                              with Form 10-KSB dated March 30,
                              2000).

                                                  (10.21)   Mortgage between
Partnership and
                              Republic Bank (previously filed with
                              Form 10-KSB dated March 30, 2000).

                                                  (10.22)   Assignment of
Rents, Leases,
                              Contracts, Accounts Receivable,
                              Accounts and Deposit Accounts
                              between Partnership and Republic
                              Bank (previously filed with Form 10-
                              KSB dated March 30, 2000).

                                                  (10.23)   Loan Agreement
between Partnership
                              and Republic Bank (previously filed
                              with Form 10-KSB dated March
                              30,2000).

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

                                                  (10.27)   Agreement to
Provide Insurance
                              between Partnership and Republic
                              Bank (previously filed with Form 10-
                              KSB dated March 30, 2000).

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

                                                  (10.31)   Option to Purchase
between
                              Partnership and Comprehensive
                              Management Services, Inc.
                              (previously filed with Form 8-K
                              dated February 15, 2002).

                                                  (10.32)   Letter Notice from
Comprehensive
                              Management Services, Inc. exercising
                              option to purchase. (previously
                              filed with Form 8-K dated February
                              15, 2002).

                                                  (10.33)   Exchange Agreement
Between
                              Partnership and Qualified
                              Intermediary (previously filed with
                              Form 8-K dated February 15, 2002).

                                                  (10.34)   Notice of
assignment of Purchase and
                              Sale Agreement with respect to
                              exchangor's like kind exchange with
                              buyer acknowledgment attached.
                              (previously filed with Form 8-K
                              dated February 15, 2002).

                                                  (10.35)   Letter of
Direction with respect to
                              exchangor's like-kind exchange.
                              (previously filed with Form 8-K
                              dated February 15, 2002).

                                                  (10.36)   Bill of Sale
between the Partnership
                              and T.P. Meadows Apartments, LLC.
                              (previously filed with Form 8-K
                              dated February 15, 2002).

                                                  (10.37)   Assignment of
Leases and Security
                              Deposits between the   Partnership
                              and T.P. Meadows Apartments, LLC.
                              (previously filed with Form 8-K
                              dated February 15, 2002).

                                            (10.38)   Assignment of Contracts
between the
                           Partnership and T.P. Meadows
                           Apartments, LLC. (previously filed
                           with Form 8-K dated February 15,
                           2002).


       (d)    Reports on Form 8-K filed in the fourth quarter of 2001:

    On December 17, 2001, the Partnership filed a Form 8-K, reporting the granting of an option to purchase The Meadows
  II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Decade Companies Income Properties - A Limited Partnership
                                     (Registrant)

                                   Decade Companies
                                    General Partner

March 28, 2002  By /s/ Jeffrey L. Keierleber
  Dated      Jeffrey L. Keierleber, General Partner of Decade
                  Companies

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed in the capacities and on the dates indicated.

March 28, 2002  By /s/ Jeffrey L. Keierleber
  Dated      Jeffrey L. Keierleber, Principal Executive
                  Officer and Principal Financial and Accounting
                    Officer of the Registrant

                   ANNUAL REPORT ON FORM 10-KSB

                              ITEM 7

                       FINANCIAL STATEMENTS

                   YEAR ENDED December 31, 2001

DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP

                      BROOKFIELD, WISCONSIN


DECADE COMPANIES INCOME PROPERTIES
Brookfield, Wisconsin


FINANCIAL STATEMENTS
Including Independent Auditors' Report
December 31, 2001 and 2000

TABLE OF CONTENTS

Independent Auditors' Report

Financial Statements

Balance Sheet

Statements of Operations

Statements of Partners' Deficit

Statements of Cash Flows

Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

The Partners of Decade Companies Income Properties - A Limited Partnership Brookfield, Wisconsin. We have audited the accompanying balance sheet of Decade Companies Income
Properties - A Limited Partnership (the Partnership) as of December 31, 2001 and the related statements of operations, partners' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decade Companies Income Properties - A Limited Partnership as of December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

VIRCHOW, KRAUSE & COMPANY, LLP
/s/ Virchow, Krause & Company, LLP
Milwaukee, Wisconsin
January 31, 2002

BALANCE SHEET

December 31, 2001

                           ASSETS
                                                        2001
                                                    Cash and cash equivalents
                        3,183,319
                                                         Prepaid expenses and
other assets                          262,112
                                                    Escrow deposits
                           21,331
                                                    Deferred financing costs
                          411,643
                                               Net investment properties
                  21,600,866
                                                    TOTAL ASSETS
                            25,479,271

                 LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES

                                                    Tenant security deposits
                          130,628
                                                    Accounts payable
                           14,212
Accrued real estate taxes                                258,115
Accrued interest payable                                  17,490
Unearned rent                                             56,001
Distributions payable                                    167,467
Payables to affiliates                                   945,252
Mortgage notes payable                                27,598,920
Total Liabilities                                     29,188,085



PARTNERS' DEFICIT

                                                    General Partner
                         (95,661)
Limited Partners (Interests authorized - 18,000;
                                                             Interests
outstanding - 13,397.27)            (3,613,153)
Total Partners' Deficit                              (3,708,814)

                                               TOTAL LIABILITIES AND PARTNERS'
DEFICIT           25,479,271

                  STATEMENTS OF OPERATIONS
             Years Ended December 31, 2001 and 2000

                                       2001            2000

OPERATING REVENUE ASSOCIATED WITH
INVESTMENT PROPERTIES

                                     Rentals
6,709,204      6,486,367
Other                                  284,180        279,053
Total Operating Revenue Associated
 with Investment Properties          6,993,384      6,765,420


OPERATING EXPENSES ASSOCIATED WITH
INVESTMENT PROPERTIES

Operating                           2,738,400       2,684,971
Administration                        295,710         289,674
Depreciation                        1,046,892       1,025,601

Interest, including amortization
of financing cost                   2,045,518       2,097,206
Real estate taxes                     754,319         757,114

Total Operating Expenses Associated
with Investment Properties          6,880,839       6,854,566

Income (Loss) from Operations of
Investment Properties                 112,545        (89,146)

OTHER PARTNERSHIP INCOME (EXPENSE)

Interest income                       126,393        256,176
Interest on payables to affiliates    (28,588)       (28,588)
Administrative expenses              (193,730)      (187,195)
Net Other Partnership Income
 (Expenses)                          (95,925)        40,393
NET INCOME (LOSS)                     16,620        (48,753)

Net income (loss) attributable
to General Partner (1%)                  166           (488)

Net income (loss) attributable
to Limited Partners (99%)             16,454        (48,265)

                                      16,620        (48,753)

Weighted average Limited
Partnership Interests outstanding  13,398.40      13,400.27

Net income (loss) per weighted
average Limited Partnership
Interest                                1.23          (3.60)

                 STATEMENTS OF PARTNERS' DEFICIT
             Years Ended December 31, 2001 and 2000

                 Limited      General    Limited
                 Partnership  Partners'  Partners'
                    Interests    Deficit  Deficit    Total

BALANCES,
December 31, 1999    13,400.27    (91,792) (2,239,604)(2,331,396)

Net loss for the
 year                                (488)    (48,265)   (48,753)

Distributions to
 Partners                          (3,547)  (670,016)   (673,563)

BALANCES,
December 31, 2000    13,400.27    (95,827) (2,957,885)(3,053,712)

Net income for
 the year                             166      16,454     16,620

Distributions to
 Partners                                    (669,922)  (669,922)


Redemption of
 Interests               (3.00)              (1,800)     (1,800)

BALANCES,
December 31, 2001    13,397.27  (95,661) (3,613,153) (3,708,814)


                  STATEMENTS OF CASH FLOWS
            Years Ended December 31, 2001 and 2000

                                 2001             2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss)                16,620         (48,753)

Adjustments to reconcile
net income (loss) to net
cash flows from operating
activities

Depreciation                  1,046,892       1,025,601
Amortization of deferred
financing costs                 113,307         113,307

Changes in operating assets
 and liabilities
Prepaid expense and other
 assets                        (78,726)         (42,329)
Escrow deposits                   (733)          (3,661)
Tenant security deposits        (2,757)          13,355
Accounts payable               (35,719)          (2,133)
Unearned rent                   (9,743)          56,074
Accrued real estate taxes       (7,569)           6,263
Accrued interest payable        (2,820)             (15)
Payables to affiliates          11,925           49,078

Net Cash Flows from
 Operating Activities        1,050,677        1,166,787

CASH FLOWS FROM INVESTING ACTIVITIES

Net additions to investment
properties                    (558,092)        (436,660)

Net Cash Flows from
 Investing Activities               (558,092)  (436,660)

CASH FLOWS FROM FINANCING ACTIVITIES

Redemption of interests              (1,800)
Payment on mortgage notes payable  (444,286)   (375,407)
Proceeds from mortgage notes
 payable                          2,560,799

Payments to General Partner
for deferred fees and interest   (3,001,857)

Distributions paid to Limited
 Partners                          (669,959)  (670,016)

Distributions paid to General
 Partner                             (3,547)    (3,975)

Net Cash Flows from Financing
 Activities                      (1,560,650) (1,049,398)

Net Change in Cash and Cash
 Equivalents                     (1,068,065)   (319,271)

CASH AND CASH EQUIVALENTS
 - Beginning of Year              4,251,384   4,570,655

CASH AND CASH EQUIVALENTS
 - END OF YEAR                   $3,183,319  $4,251,384


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

The Partnership consists of a General Partner, Decade Companies -
A General Partnership (Decade Companies), of which Jeffrey
Keierleber and Decade 80, Inc. are the general partners, and 1,141 Limited Partners at December 31, 2001.

Basis of Accounting

The accompanying financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), will differ from the income tax returns due to the different treatment of various items as specified by the Internal Revenue Code. The net effect of these accounting differences is as follows for 2001:

                              GAAP Basis      Income Tax Basis
                                     (In Thousands)

Total Assets                      25,479              26,919

Partners' Capital (Deficit)
General Partner                     (96)                 (94)
Limited Partners                 (3,613)              (1,006)

Net Income (Loss)

General Partner                     0.1                 (15)
Limited Partners                   16.5              (1,487)

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

Fees to Affiliates

Fees related to the offering, organizational and acquisition stages of the Partnership paid to the General Partner or affiliates, and deferred interest related thereto, are limited to a maximum amount as defined in the Partnership Agreement and prospectus. The
General Partner has earned the maximum amount of fees as of December 31, 2001 (see Note 5).

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per Limited Partnership Interest is based on 99% of net income (loss) as allocated to the Limited Partners divided by the weighted average number of Interests outstanding during the year.

NOTE 2 - Investment Properties

Investment properties owned at December 31, 2001 are as follows:

                      Initial Cost to     Costs Capitalized
                         Partnership         Subsequent to
                                      Acquisition




Descrptn   Encumbrncs Land  Buildings         Buildings
                             and              and
                           Imprvmnts  Eqpmnt  Imprvmnts Equipment
                           (In Thousands)

Meadows II
Apartments
Madison,
Wisconsin   8,802   1,144   9,227      442     139      677

Town Place
Apartments
Clearwater,
Florida     6,204   1,518   5,270      252     392      658

Pelican
Sound
Apartments
St. Petersburg,
Florida    12,593  2,644   8,801       861     665      652

Total     27,599   5,306  23,298     1,555    1,196  1,987

                   Gross Amount at Which Carried

                   Buildings
                      and                        Accumulated
Description    Land   Improvements Equipment  Total Depreciation
                        (In Thousands)

Meadows II
Apartments
Madison,
Wisconsin    1,144   9,365         1,119     11,628    4,953

Town Place
Apartments
Clearwater,
Florida      1,518   5,662           910      8,090    2,878

Pelican
Sound
Apartments
St. Petersburg,
Florida     2,644    9,465         1,513     13,623    3,909

Total       5,306  24,492          3,542     33,341  11,740

 Description      Date of Construction       Date Acquired

Meadows II
Apartments,
Madison, WI   In Phases from 1977 through 1980  January 1989

Town Place
Apartments,
Clearwater, FL          1985                    February 1990
Pelican Sound
Apartments,
St. Petersburg, FL      1987                    November 1993

A reconciliation of the cost and accumulated depreciation of the investment properties at December 31, 2001 follows:

                                                 (In Thousands)
Cost
Balance at beginning of year                        32,783
Additions to investment properties                     558

Balance at End of Year                              33,341

Accumulated depreciation

Balance at beginning of year                        10,693
Provision for the year                               1,047

Balance at End of Year                              11,740

The aggregate cost of the investment properties for federal income tax purposes is $32,546,010 because the acquisition fees and sales commission payable to the General Partner are capitalizable for financial reporting purposes only. The accumulated depreciation for federal income tax purposes was $11,791,872 at December 31, 2001.

NOTE 3 - Mortgage Notes Payable

Mortgage notes payable consists of the following at December 31, 2001:



Mortgage note payable in monthly installments of
$67,090 including interest at 7.25%, with final
payment due September 30, 2005.                       8,801,838

Mortgage note payable in monthly installments
of $49,116 including interest at
7.0%, with final payment due May 16, 2003.            6,203,956

Mortgage note payable in monthly installments
of $96,951 including interest at
7.50%, with final payment due October 5, 2006.       12,593,126

Totals                                               27,598,920

The Meadows II, Town Place and Pelican Sound Apartments investment properties and all associated operating revenues are pledged as collateral for the mortgage notes payable. Interest paid with respect to the mortgage notes and other indebtedness was $2,602,858 and $2,012,486 in 2001 and 2000, respectively.

Aggregate annual maturities of the mortgage notes payable for the five years subsequent to December 31, 2001 are as follows:

 2002                    547,000
 2003                  6,460,000
 2004                    448,000
 2005                  8,513,000
 2006                 11,630,920
 Total                27,598,920

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


                                        2001          2000

Net income (loss) as reported
for financial reporting purposes       16,620      (48,753)
Add:

Depreciation                         (862,721)      44,224
Accrual basis adjustments            (746,148)     105,074

Net income reported for federal
income tax purposes                (1,592,249)     100,545

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

Decade Companies

Acquisition fees of $2,243,785 were payable to Decade Companies at December 31, 2000. Such fees were capitalized as part of the cost of the investment properties. Accrued interest on these fees was $667,826 at December 31, 2000. These fees and accrued interest were paid in 2001.

In addition, mortgage placement fees of $90,246 were payable to Decade Companies at December 31, 2000 and were paid in 2001.

Decade Properties, Inc.

Decade Properties, Inc. (Decade Properties) earned the following amounts from the Partnership: property management fees ($534,493
- 2001; $520,404 - 2000) and interest on real estate sales commissions $28,588 - 2001; $28,588 - 2000).

Real estate sales commissions of $440,700 are payable to Decade Properties at December 31, 2001 and 2000. Accrued interest on these fees was $462,144 and $433,556 at December 31, 2001 and 2000, respectively. The payment of these fees is subordinated to the Limited Partners as detailed in the Partnership Prospectus.

In addition, other miscellaneous amounts are payable including payroll reimbursement and property management fees totaling, $42,408 and $59,072 at December 31, 2001 and 2000, respectively.

Deferred fees payable to affiliates bear interest at the minimum rate required under the Internal Revenue Code (the Code) to avoid imputed interest under the Code and is payable only from sales proceeds, partnership operations or cash reserves. However, as described above and in Note 1, interest earned on certain deferred fees is subject to the limitations of the Limited Partnership Agreement.

Reimbursed expenses paid to the General Partner or affiliates of the General Partner for management staff and other costs incurred on behalf of the Partnership were as follows: Decade Companies
($119,507 - 2001; $120,387 - 2000) and Decade Properties
($1,206,770 - 2001; $1,133,878 - 2000).

NOTE 6 - Fair Values of Financial Instruments

Cash and Cash Equivalents

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long-Term Debt

The carrying amount reported in the balance sheet for mortgage notes payable approximates its fair value.

NOTE 7 - Commitment to Dispose of Real Estate

As of September 10, 2001, the Partnership had entered into an agreement to sell Meadows II Apartments to an unaffiliated party for $15,956,436. The closing of this transaction was scheduled to occur on or before January 31, 2002. The Partnership may structure this transaction to be a like-kind exchange under
 Section 1031 of the Internal Revenue Code, whereby the net proceeds will be paid to a Qualified Intermediary and may be used for the acquisition of a replacement property if the Partnership determines to acquire such property.

As of December 31, 2001 the buyer paid $110,000 of nonrefundable earnest money in order to exercise an option to purchase the property at the predetermined price.

NOTE 8 - Subsequent Event

On January 31, 2002, the Partnership sold The Meadows II Apartments for $15,956,436, subject to customary closing costs, adjustments, prorations, fees, and commissions. At closing, the proceeds from the sale were used to pay off the first mortgage loan of approximately $8,802,000. The net proceeds of approximately $6,663,000 were placed into an exchange escrow with a bank acting as the qualified intermediary.