Form 10QSB
period 2002-03-31
DECADE COMPANIES INCOME PROPERTIES
filed 2002-05-15
CIK 775840

U. S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002.

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

                           Form 10-QSB

                              INDEX

                          March 31, 2002

PART I. FINANCIAL INFORMATION                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheet - March 31, 2002.                  3

          Statements of Operations for the three
          months ended March 31, 2002 and 2001             4

          Statements of Partners' Capital
          for the three months ended March 31, 2002
          and the year ended December 31, 2001.            5

          Statements of Cash Flows for the three months
          ended March 31, 2002 and 2001.                   6

          Notes to Financial Statements.                   7

Item 2. Management's Discussion and Analysis or Plan
        of Operations                                      7 - 19

PART II. OTHER INFORMATION

Item 5. Other Information.                                 18-19

Item 6. Exhibits and Reports on Form 8-K.                  19-20

SIGNATURES                                                 20

Exhibit 11 - Statement re: Computation of
               Per Interest Earnings                       20

                  PART I. FINANCIAL INFORMATION
                 Item 1. Financial Statements

                          BALANCE SHEET
                          March 31, 2002
                           (unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $ 2,915,485
Exchange escrow fund                      6,681,536
Escrow deposits                                 500
Prepaid expenses and other assets           162,024

       Total Current Assets               9,759,545

INVESTMENT PROPERTIES, AT COST:          21,765,750
Less: accumulated depreciation          ( 6,956,802)

Net Investment Property                  14,808,948

OTHER ASSETS:
Utility deposits                             40,903
Debt issue costs, net of accumulated
 amortization                               308,220
       Total Other Assets                   349,123

       Total Assets                     $24,917,616

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued taxes                          $   202,236
Unearned rent collections                    56,001
Tenant security deposits                     76,698
Distributions payable                       166,770
Accrued interest payable                     17,490
Payable to affiliates                     1,511,382
Mortgage notes payable                   18,702,899
     Total Liabilities                   20,733,476

PARTNERS' CAPITAL:
General Partner Capital                     (14,847)
Limited Partners
 (authorized--18,000 Interests;
 outstanding--13,267.51 Interests)        4,198,987

Total Partners' Capital                   4,184,140

Total Liabilities and
 Partners' Capital                      $24,917,616

See Notes to Unaudited Financial Statements.

              STATEMENTS OF OPERATIONS (UNAUDITED)

                                 Three Months Ended March 31
                                       2002         2001

Operating revenue:

Rental income                       $1,309,814 $  1,721,560

Operating expenses:

Operating                              830,420      755,325
Real estate taxes                      147,322      190,497
Interest expense                       406,521      492,402
Depreciation                           175,954      255,000
Amortization of debt issue costs       103,423       28,326

Total operating expenses             1,663,640    1,721,550

Net (loss) from investment property   (353,826)          10

Other income (expenses):

Gain on sale of property             8,579,120          ---
Interest income                         28,940       41,487
Partnership management                 (72,804)     (69,057)
Net other income (expenses)          8,535,256      (27,570)

NET INCOME (LOSS)                  $ 8,181,430  $   (27,560)

Net income (loss) attributable to
 General Partner (1%)              $    81,814         (276)

Net income (loss) attributable to
 Limited Partners (99%)              8,099,616      (27,284)

                                   $ 8,181,430  $   (27,560)

Net income (loss) per Limited
 Partner Interest                  $    604.57  $    (2.04)

See Notes to Financial Statements

                 STATEMENTS OF PARTNERS' CAPITAL

    (Unaudited as to the Three Months Ended March 31, 2002)

                    Limited      General     Limited
                    Partnership  Partner     Partners'
                    Interests    Capital     Capital     Total


Balances at 12/31/00      13,400.27     $(95,827)    (2,957,885)
$(3,053,712)

Distributions to Partners      ---            --       (669,922)
 (669,922)

Net income for the period      ---           166         16,454
   16,620

Redemption of Interests       (3.00)          --         (1,800)
   (1,800)

Balance at 12/31/01       13,397.27         ($95,661)
$(3,613,153) $(3,708,814)

Distributions to Partners      ---        (1,000)      (165,770)
 (166,770)

Net income for the period      ---        81,814      8,099,616
8,181,430

Redemption of Interests    (135.76)          ---        (81,456)
  (81,456)

Tender Offer expenses                        ---        (40,250)
  (40,250)

Balance at 3/31/02        13,261.51     $(14,847)   $ 4,198,987
$ 4,184,140


 See Notes to Unaudited Financial Statements.

             STATEMENTS OF CASH FLOWS - (UNAUDITED)
               For The Three Months Ended March 31,
                                            2002                 2001
CASH PROVIDED BY OPERATIONS             $   157,922           $
405,095

INVESTING ACTIVITIES:
Proceeds from sale of property            6,662,575
 ---
Deposits to exchange escrow              (6,681,536)
Additions to investment property            (63,690)
(72,229)

NET CASH USED IN INVESTING ACTIVITIES       (82,651)
(72,229)

FINANCING ACTIVITIES:
Redemption of interests                     (81,456)
 ---
Principal payments on mortgage notes        (94,183)
(105,607)
Distributions paid to limited partners     (167,466)
(167,504)

NET CASH USED IN FINANCING ACTIVITIES      (343,105)
(273,111)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                               (267,834)
59,755
CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                                3,183,319
4,251,384

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   $ 2,915,485
$4,311,139

Supplementary disclosure of cash flow information:
          Interest paid                $  387,560         $
484,987
          Income taxes paid                     0
0

See Notes to Unaudited Financial Statements

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2001.

Note B - Sale of The Meadows II Apartments

On January 31, 2002, the Partnership sold The Meadows II Apartments for $15,956,436, subject to customary closing costs, adjustments, prorations, fees, and commissions. At closing, the proceeds from the sale were used to pay off the first mortgage loan of approximately $8,802,000. The net proceeds of approximately $6,663,000 were placed into an exchange escrow with a bank acting as the qualified intermediary. The Partnership structured this transaction to qualify to be a like-kind exchange under Section 1031 of the Internal Revenue Code, whereby the net proceeds were paid to a Qualified Intermediary and may be used for the acquisition of a replacement property if the Partnership determines to acquire such property.

Note C - Redemption of Interests - Tender Offer

During the quarter, the Partnership redeemed 135.76 Interests for $81,456. Subsequently, the Partnership and Jeffrey Keierleber, an affiliate of the General Partner, commenced an Offer to Purchase up to 7,700 Interests for cash consideration of $895 per Interest. The Offer expired on May 10, 2002. Approximately 5,809 Interests were tendered, of which the Partnership purchased and retired 3,000 Interests using $2,685,000 of cash reserves.
As a result of the Offer, Mr. Keierleber owns 6,018.57 Interests (58.7% of the Interests outstanding).

Note D - Subsequent Event - Proxy Solicitation

On May 4, 2002 the Partnership solicited a Proxy Statement to all Limited Partners of the Partnership. An amendment to the limited partnership agreement was proposed. The amendment would grant the Partnership the right to purchase limited Partnership Interests on terms and conditions no less favorable than those offered by third parties in exchange for Interests, including a right of first refusal over any Interests subject to a third party tender offer. On May 14, 2002, the Amendment was adopted.

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

There are certain events that could cause the reported financial information to not be indicative of future operating results or future financial condition, as follows:

     The sale of The Meadows II Apartments in January 2002 will impact future operations by eliminating the net operating income previously generated by the property. The retirement of the mortgage debt upon the sale of The Meadows II eliminates the debt service burden associated with it. The net sale proceeds held in escrow will increase the amount of portfolio earnings generated by the investment of such cash reserves until they are used for another purpose.

There are certain matters that might impact future operations but that have not had an impact in the past, as follows:

     The redemption in May 2002 of 3,000 Interests in the tender offer required the use of cash reserves in the amount of $2,685,000 plus estimated tender offer expenses of $115,000.

     As a result cash reserves will be reduced by $2.8 million. However, cash needed to pay future cash distributions to Limited Partners will be reduced because there will be 3,000 fewer Limited Partner Interests outstanding. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners.

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

There are several directions that the Partnership could take after the sale of The Meadows II Apartments. The General Partner identified and considered the following options:

     Begin a partial liquidation of the Partnership, whereby the net proceeds from the sale of The Meadows II now held in the exchange escrow would be distributed pro rata to all Limited Partners, and then continue to own and operate the remaining two Florida properties, Pelican Sound and Town Place. This option is more likely than not unappealing because the cash flow from operating just two apartment complexes (rather than three) would negatively impact the support of the overhead associated with operating a public partnership subject to SEC filings. A reduction in cash distributions to partners could also occur as a result of such reduced cash flows. However, a final determination of whether or not to pursue this option is contingent on whether or not a suitable replacement property is acquired on or before July 30, 2002.

     Begin a complete liquidation of the Partnership, whereby the net proceeds from the sale of The Meadows II now held in the exchange escrow would be distributed pro rata to all Limited Partners, and then the Partnership would sell the remaining two properties in Florida, distribute the net proceeds to the Partners, and wind-up and terminate the Partnership.
     The General Partner will likely reject this option as it believes that continued ownership by the Partnership of its properties is in the long-term best interests of the Limited Partners. In order for the Partnership to better meet its investment objectives, the General Partner believes that a sale of the remaining two properties at this time and a distribution of the proceeds to the Partners would most likely reduce the opportunity that the Partnership would be able to maximize its investment objectives. While there can be no assurance that the Partnership's properties will appreciate in value from their present level, the General Partner, based on its experience in the real estate industry, believes that the current value of the Partnership's properties is more likely than not to increase in the future. There can, of course, be no assurance that such appreciation will occur, or if it does occur, that it will result in any specific level of return to the Partners. However, a final determination of whether or not to pursue this option is contingent on, among other things, whether or not a suitable replacement property is acquired on or before July 30, 2002.

     Use the net proceeds from the sale of The Meadows II to pay down the outstanding mortgage debt on the other two properties to reduce the debt service burden, and thus allow those properties to increase their cash flow. This option was rejected as the Partners would be required to pay tax on the gain associated with the sale of The Meadows II Apartments, but would receive no cash distributions with which to pay the tax associated with the sale of The Meadows II.

     Reinvest the net sale proceeds into another qualified real estate investment. The sale of The Meadows II Apartments was structured as a deferred exchange with the net sales proceeds of approximately $6.66 million placed into an exchange escrow. The exchange transaction must be completed within 180 days from the closing date of the sale of The Meadows Apartments (July 30, 2002). The Partnership is currently attempting to finalize the purchase of a suitable replacement property.

The Partnership Agreement provides for termination at December
31, 2005.

Results of Operations

Operating revenue from rental income was $1,251,503 in the quarter ended March 31, 2002, compared to $1,721,560 for the same
period in 2001, a decrease of 27.3%.   Rental income was provided
by the three sites for the comparative three month period as set forth below:
                                                        Percent
                   Three Months Ended         Increase  Increase
                 3/31/02        3/31/01      (Decrease)(Decrease)

Pelican Sound  $  723,000     $  725,000     $   (2,000)   (0.4%)
Meadows II        184,000        564,000       (380,000)  (67.4%)
Town Place        403,000        432,000        (29,000)   (6.7%)
Total          $1,310,000     $1,721,000     $ (411,000)  (23.9%)

The $411,000 decrease in operating revenue consisted of decreases at all three properties. The $380,000 decrease at The Meadows II was attributed to the sale of the property on January 31, 2002 and represents only one month of revenue. The $2,000 decrease at Pelican Sound was a result of a 2% increase in gross potential rent, offset by a 2% decrease in occupancy (from 92% to 90%).
The $29,000 decrease at Town Place was attributed to a 3% increase in gross potential rent, offset by a 7% decrease in average occupancy (from 89% to 82%). The General Partner believes that the decline in occupancy at both Pelican Sound and Town Place was a direct result of the increase in asking rents and anticipates improved occupancy and improved collections during the second quarter of 2002.

The average monthly gross potential rent per unit at the Apartments for the first quarter of 2002, and the comparative period in 2001, is set forth below:

                 Number         Three Months Ended
                of Units        3/31/02    3/31/01

Pelican Sound      379           $693       $677
The Meadows II     316           $664       $636
Town Place         240           $678       $660
All Rental Units   935           $684       $659

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the Apartments for the first quarter ended March 31, 2002 and the comparable period in 2001, is set forth below:

                             Three Months Ended
                             3/31/02    3/31/01

Pelican Sound                89.6%       91.8%
The Meadows II               90.1%       93.5%
Town Place                   81.7%       88.9%
All Rental Units             87.0%       91.6%

The range of occupancy levels at the Apartments for the first quarter period ended March 31, 2002 and the comparable period in 2001, is set forth below:

                                  Three Months Ended
                                  3/31/02     3/31/01

Pelican Sound                    88.8-90.0%  91.7-92.1%
The Meadows II (prior to sale)        90.1%  92.6-94.6%
Town Place                       80.0-84.1%  87.3-89.7%
All Rental Units                 86.5-87.8%  90.8-92.1%

Total rental expenses before depreciation and debt service in the three month period ended March 31, 2002 increased by $32,000, from $946,000 to $978,000, compared to the same period of 2001. The increase was comprised of a decrease at The Meadows II of $44,000, and increases at Town Place of $50,000 and at Pelican Sound of $26,000.

A summary of operating expenses before depreciation and debt service by apartment site follows:

                                   For the Three Months Ended
                                      Increase   Increase
                                     (Decrease) (Decrease)
               3/31/02    3/31/01      Amount    Percent
Pelican Sound $403,000   $377,000    $ 26,000      6.9%
Meadows II     290,000    334,000     (44,000)   (13.2%)
Town Place     285,000    235,000      50,000     21.3%
Total         $978,000   $946,000    $ 32,000      3.4%

The $44,000 decrease in operating expenses at The Meadows II was impacted by the wind-up expenses related to the sale of the property on January 31, 2002.

The $50,000 increase in operating expenses at Town Place was primarily attributable to an increase in exterior building maintenance expenses of $8,000, an increase in interior painting expenses of $7,000, an increase in property taxes of $1,000, an increase in landscaping and grounds expense of $4,000, an increase in maintenance expenses of $4,000, an increase in insurance expense of $13,000, an increase in utilities expense of $1,000, an increase in property management expenses (attributable to higher rent collections) of $1,000, and an increase of other items of $11,000.

The $26,000 increase in operating expenses at Pelican Sound was primarily attributable to an increase in insurance of $20,000, an increase in utilities of $4,000, an increase in on-site personnel of $5,000, and a decrease in outside contractor expenses of $3,000.

As a result of the foregoing, net income from rental property operations before debt service, depreciation and amortization, was approximately $332,000 for the first quarter of 2002, compared to $776,000 for the comparative period, a decrease of approximately $444,000. The net decrease was comprised of decreases at The Meadows II of $336,000, at Town Place of $79,000, and at Pelican Sound of $29,000.

A summary of net operating income before depreciation, amortization, and debt service, by site including the percent of total for each site for three month periods ended as follows:

                                              Increase  Increase
                    3/31/02         3/31/01   (Decrease)(Decrease)
               Amount  Percent  Amount Percent Amount    Percent

Pelican Sound $320,000   96%   $349,000  45% $ (29,000)    (8.3%)
Meadows II    (106,000) (32%)   230,000  30%  (336,000)  (146.1%)
Town Place     118,000   36%    197,000  25%   (79,000)   (40.1%)
Total         $332,000  100%   $776,000 100% $(444,000)   (57.2%)

Interest expense for the first quarter of 2002 decreased $86,000 from the comparative period primarily as a result of a lower amount of outstanding debt between the two comparative periods. This was primarily due to the sale of The Meadows II Apartments and the payoff of the related debt.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization decreased
$4,000 for the first quarter of 2002 compared to 2001.

The Partnership's net other income increased during the three month period in 2002 by approximately $8,562,800. The $8,562,800 increase consisted of a decrease in interest income of $12,500 an increase in partnership management expenses of $3,700, and an increase on sale of property of $8,579,100.

As a result of the foregoing, the Partnership's net income for the quarter ended March 31, 2002 was $8,181,400, compared to a net loss of $27,600 in the same period of 2001.

Exclusive of depreciation and amortization, the Partnership's net income for the quarters ended March 31, 2002 and 2001 was $8,461,000 and $256,000, respectively.

Liquidity and Sources of Capital

At March 31, 2002 there was $2.91 million of cash and cash
equivalents and escrow deposits available to pay liabilities.   The
proceeds from the sale of The Meadows II Apartments in the amount of $6.6 million were placed in an exchange escrow account on January 31, 2002.

During the first three months of 2002, cash and cash equivalents decreased by $268,000 as shown herein on the Statements of Cash Flows. Operating activities provided $158,000 during the quarter. The cash flow and cash reserves were used to make cash distributions to the limited partners of $167,000 (of which $29,000 (17%)) was considered to be portfolio income subject to income taxes, to make principal payments on the outstanding mortgage notes of $94,000, to redeem Limited Partnership Interests of $81,000, to retain $20,000 of interest earned in the exchange escrow account, and to purchase assets capitalized as part of the investment properties in the amount of $64,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs for the foreseeable future.

Short-term obligations total $993,000, consisting of $619,000 of current liabilities and $374,000 of mortgage principal liabilities.

The tender offer which expired on May 10, 2002, will require a cash disbursement of $2.8 million to purchase and retire 3,000 Interests and to pay the tender offer expenses estimated to be $115,000.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to partners. Investment property operations generated a loss in the first quarter of 2002 of $75,000 (before depreciation and amortization of $279,000) compared to a profit of $283,000 for the same period in 2001. We expect occupancy rates to increase so that cash flow will be sufficient to pay day-to-day operating expenses and to fund quarterly cash distributions to the limited partners.

The Limited Partnership Agreement provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In January the Partnership paid to the Limited Partners the December declaration of $167,500 ($12.50 per Interest) and declared for the twenty-second consecutive quarter a similar amount payable for the first quarter of 2002 which was paid in April 2002. The distribution payable to the General Partner of $1,000 was accrued and payment will be made before year end. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount of 5.0% per annum on the original capital investment of $1,000 per Interest. This intention will require cash distributions to the limited partners of approximately $573,000 in the next 12 months, which should be met from operations and cash reserves. Through March 31, 2002 the Partnership declared cash distributions of approximately $14.7 million (82% of original capital) to the Limited Partners since inception. Cumulative cash distributions range from $833 (83%) to $980 (98%) per $1,000 Interest purchased in the initial public offering by an original holder, depending upon the date of purchasing the Interest.

The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of approximately $1.3 million over the next five years. These obligations will most likely be satisfied by cash generated from operations. The Town Place loan is due in 2003 and will require a balloon payment of approximately $6.0 million. The Pelican Sound note is due in 2006 and will require a balloon payment of approximately $11.4 million. It is anticipated that both properties will be sold or refinanced prior to the maturity dates.

The mortgage notes on Pelican Sound and Town Place bear interest at 7.50% and 8.25% respectively. The Partnership is exploring the possibility of refinancing the mortgage loans during 2002 if lower interest rates are available. Additional proceeds from the refinancing in excess of the existing mortgage debt would provide additional liquidity.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Partners' Capital increased by $7,893,000 during the first three months of 2002 due to the net income for the first quarter of $8,181,000, less cash distributions declared payable to the partners of $167,000, less the redemption of Interests of $81,000, less accrued tender offer expenses of $40,000.

PART II.
OTHER INFORMATION
Items 1 -4. Not Applicable.
ITEM 5. OTHER INFORMATION

On April 8, 2002, the Partnership and Jeffrey Keierleber, an affiliate of the General Partner, commenced an Offer to Purchase up to 7,700 Interests for cash consideration of $895 per Interest.
The Offer expired on May 10, 2002. Approximately 5,809 Interests were tendered, of which the Partnership purchased and retired 3,000 Interests using $2,685,000 of cash reserves. Mr. Keierleber purchased approximately 2,809 Interests in the Offer using his own cash funds. A total of 675 (60%) of the 1,129 Limited Partners tendered their Interests in the Offer.

As a result of the Offer and the repurchase of Interests by the Partnership, there are now 10,261.51 Interests outstanding held by 454 Limited Partners and Mr. Keierleber now owns 6,018.57 Interests (58.7% of the outstanding Interests) and has the ability to approve any amendments to the Partnership Agreement.

On May 4, 2002 the Partnership solicited a Proxy Statement to all Limited Partners of the Partnership. An amendment to the Partnership Agreement was proposed. The amendment would grant the Partnership the right to purchase Limited Partnership Interests on terms and conditions no less favorable than those offered by third parties in exchange for Interests, including a right of first refusal over any Interests subject to a third party tender offer. On May 14, 2002, the Partnership received the affirmative consent of a majority of the outstanding Interests and the Amendment was adopted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibit is included herein:

(11) Statement re: computation of Earnings per Interest

The Partnership filed one report on Form 8-K during the quarter.
A Form 8-K dated January 31, 2002 was filed to report the sale of The Meadows II Apartments and applicable exhibits, which are listed below:

     1. Option to Purchase between Partnership and Comprehensive Management Services, Inc.
     2. Letter Notice from Comprehensive Management Services, Inc. exercising option to purchase.
     3.   Exchange Agreement Between Partnership and Qualified
          Intermediary
     4. Notice of assignment of Purchase and Sale Agreement with respect to exchangor's like-kind with buyer acknowledgment attached.
     5. Letter of Direction with respect to exchangor's like-kind exchange.
     6.   Bill of Sale between the Partnership and T.P. Meadows
          Apartments, LLC.
     7. Assignment of Leases and Security Deposits between the Partnership and T.P. Meadows Apartments, LLC.
     8. Assignment of Contracts between the Partnership and T.P. Meadows Apartments, LLC.

That Form 8-K was amended on March 22, 2002 to include the required pro forma financial information on the sale of The Meadows II
Apartments, as listed below:

     1. Pro forma condensed balance sheet as of December 31, 2001.
     2. Pro forma condensed statement of Income for the year ended December 31, 2001.
     3.   Notes to pro forma financial information.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DECADE COMPANIES INCOME PROPERTIES -
                               A LIMITED PARTNERSHIP
                                         (Registrant)
                             By: DECADE COMPANIES
                                (General Partner)

Date:   May 14, 2002         By: /s/ Jeffrey Keierleber
                                Jeffrey Keierleber
                                General Partner and Principal
                                Financial and Accounting Officer
                                of Registrant


Exhibit 11 - Statement re: Computation of Per Interest Earnings

                          March 31, 2002

The following table sets forth the computation of earnings per
Interest:
                                             Three Months Ended
                                             3/31/02    3/31/01
Numerator
Net income (loss) attributable
to Limited Partners 99%                     $8,099,616 $ (27,284)

Denominator
Denominator for basic earnings
per Interest-weighted-average Interest      13,397.27  13,400.27

Net income (loss) per Interest                 604.57     (2.04)