Form 10QSB
period 2002-06-30
DECADE COMPANIES INCOME PROPERTIES
filed 2002-08-20
CIK 775840

United States Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002.

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

N19 W24130 Riverwood Drive, Suite 100, Waukesha, Wisconsin 53188
             (Address of principal executive offices)

                       (262) 522-8990
                   (Issuer's telephone number)

 250 Patrick Blvd., Suite 140, Brookfield, Wisconsin 53045-5864
Former name, former address and former fiscal year, if changed since last report)

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

                           Form 10-QSB

                              INDEX

                          June 30, 2002

PART I. FINANCIAL INFORMATION                             Page

          Item 1.   Financial Statements (unaudited)

                    Balance Sheet at June 30, 2002                   3

                    Statements of Operations for the three
          and six month periods ended June 30, 2002
          and 2001                                         4

                    Statements of Partners' Capital
          for the six months ended June 30, 2002
          and the year ended December 31, 2001.            5

                    Statements of Cash Flows for the six months
          ended June 30, 2002 and 2001.                    6

                    Notes to Financial Statements.                   7

Item 2. Management's Discussion and Analysis or Plan of Operations 7 - 22

PART II. OTHER INFORMATION

Item 2. Changes in Securities                              23
Item 4. Submission of Matters to a Vote Security Holders   23
Item 5. Other Information                                  22
Item 6. Exhibits and Reports on Form 8-K.                  24

SIGNATURES                                                 26

Exhibit Index 27

                  PART I. FINANCIAL INFORMATION
                 Item 1. Financial Statements

                          BALANCE SHEET
                          June 30, 2002
                           (unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $   127,494
Exchange escrow fund                      6,701,092
Accounts receivable                          10,000
Escrow deposits                                 500
Prepaid expenses and other assets            96,506

       Total Current Assets               6,935,592

INVESTMENT PROPERTIES, AT COST:          21,800,587
Less: accumulated depreciation           (7,123,278)

Net Investment Property                  14,677,309

OTHER ASSETS:
Utility deposits                             40,453
Debt issue costs, net of accumulated
 amortization                               285,257

       Total Other Assets                   325,710

       Total Assets                     $21,938,611


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued taxes      $   497,080
Unearned rent collections                    56,001
Tenant security deposits                     79,129
Distributions payable                       130,269
Accrued interest payable                     17,490
Payables to affiliates                    1,446,852
Mortgage notes payable                   18,611,986
     Total Liabilities                   20,838,807

PARTNERS' CAPITAL:
General Partner Capital                     (17,890)
Limited Partners (authorized--18,000 Interests;
 outstanding--10,261.51 Interests at 06/30/02)      1,117,694
Total Partners' Capital                   1,099,804

Total Liabilities and Partners' Capital $21,938,611

See Notes to Unaudited Financial Statements.

         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                   Three Months Ended       Six Months Ended
                   6/30/02     6/30/01     6/30/02     6/30/01

Operating revenue:

Rental income    $ 1,173,028 $1,756,397  $2,482,842   $3,477,957

Operating expenses   640,288    802,312   1,470,708    1,557,637
Real estate taxes    125,400    190,497     272,722      380,994
Interest expense     357,703    520,984     764,224    1,046,048
Depreciation         166,476    263,000     342,430      518,000
Amortization          22,963     28,324     126,386       56,650
Total operating
 expenses          1,312,830  1,805,117   2,976,470    3,559,329

Net (loss) from
investment property (139,802)   (48,720)   (493,628)     (81,372)

Other income (expenses):
Gain on sale of property                  8,579,120
Interest income       41,273     50,435      70,213       91,922
Partnership managmnt(105,796)   (54,321)   (178,600)    (123,378)

                     (64,523)    (3,886)  8,470,733      (31,456)

NET INCOME (LOSS)  $(204,325)$  (52,606) $7,977,105   $ (112,828)

Net income (loss)
attributable to General
Partner(1%)       $   (2,043)$     (526) $   79,771   $   (1,128)

Net income (loss)
attributable to Limited
Partners (99%)      (202,282)   (52,080)  7,897,334     (111,700)

                  $ (204,325) $ (52,606)$ 7,977,105   $ (112,828)

Net income (loss) per Limited
 Partner Interest $   (17.96) $   (3.89)$    641.71   $    (8.34)

See Notes to Unaudited Financial Statements.


                 STATEMENTS OF PARTNERS' CAPITAL

      (Unaudited as to the Six Months Ended June 30, 2002)

                    Limited      General     Limited
                    Partnership  Partner     Partners'
                    Interests    Capital     Capital     Total


Balances at 12/31/00      13,400.27     $(95,827)   $(2,957,885)
$(3,053,712)

Distributions to Partners      ---            --       (669,922)
 (669,922)

Net income for the period      ---           166         16,454
   16,620

Redemption of Interests       (3.00)          --         (1,800)
    (1,800)

Balance at 12/31/01       13,397.27         ($95,661)
$(3,613,153) $(3,708,814)

Distributions to Partners       ---       (2,000)      (294,039)
 (296,039)

Net income for the period       ---       79,771      7,897,334
7,977,105

Redemption of Interests   (3,135.76)         ---     (2,806,505)
(2,806,505)

Tender Offer expenses                        ---        (65,943)
  (65,943)

Balance at 6/30/02        10,261.51     $(17,890)   $ 1,117,694
$ 1,099,804

             STATEMENTS OF CASH FLOWS - (UNAUDITED)

                For The Six Months Ended June 30,
                                           2002          2001

CASH PROVIDED BY OPERATIONS             $ 412,424    $ 866,702

INVESTING ACTIVITIES:
Proceeds from sale of property          6,662,575            0
Deposits to exchange escrow            (6,701,092)           0
Withdrawals from escrows                   20,831            0
Additions to investment property          (88,527)    (226,474)
NET CASH (USED) IN INVESTING ACTIVITIES  (106,213)    (226,474)

FINANCING ACTIVITIES:
Principal payments on mortgage notes     (185,097)    (211,253)
Distributions paid to limited partners   (370,434)    (335,008)
Distributions paid to general partner         ---       (3,547)
Redemption of Interests                (2,806,505)      (1,800)
NET CASH (USED) IN FINANCING ACTIVITIES(3,362,036)    (551,608)

INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                           (3,055,825)      88,620

CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                              3,183,319    4,251,384

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                  $  127,494   $4,340,004

Supplementary disclosure of cash flow information:
          Interest paid                $ 764,224   $ 996,764
          Income taxes paid                     0           0
See Notes to Unaudited Financial Statements.

Note A--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.
For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2001.

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

Note C - Redemption of Interests

During the first quarter, the Partnership redeemed 135.76 Interests for $81,456. Subsequently, the Partnership and Jeffrey Keierleber, an affiliate of the General Partner, commenced an Offer to Purchase up to 7,700 Interests for cash consideration of $895 per Interest. The Offer expired on May 10, 2002. Approximately 5,809 Interests were tendered, of which the Partnership purchased and retired 3,000 Interests using $2,685,000 of cash reserves. As a result of the redemption of 3,135.76 Interests during the six month period ended June 30, 2002, are now 10,261.51 Interests outstanding. As a result of the purchase of Interest by Mr. Keierleber (an affiliate of the General Partner), Mr. Keierleber owns (directly and beneficially) 6,223.070 Interests (60.6% of the Interests outstanding) as of August 19, 2002. Mr. Keierleber used his own funds to purchase the Interests.

Note D - Proxy Solicitation

On May 4, 2002 the Partnership solicited a Proxy Statement to all Limited Partners of the Partnership. An amendment to the limited partnership agreement was proposed and adopted on May 14. The amendment grants the Partnership the right to purchase limited partnership interests in the Partnership (the "Interests") on terms and conditions no less favorable than those offered by third parties in exchange for Interests, including a right of first refusal over any Interests subject to a third party tender offer.

Note E - Subsequent Event - Purchase of Office Buildings

On July 30, 2002, the Partnership purchased two office buildings, consisting of approximately 166,000 (total combined) rentable square feet, located in Florida.

The Spectrum Building ("Spectrum") is located at 900 Winderly Place in the Maitland Center office park in Maitland, Orange County, Florida. Spectrum is a class B, two-story, 125,098 square foot (with approximately 113,000 rentable square feet) atrium-style office building, built in 1986. The land area is approximately 9.28 acres and consists of approximately 409 grade level parking spaces. The Maitland Center office park is adjacent to Interstate 4. Occupancy was approximately 41% on the date of closing, and varies from time to time.

Plymouth Plaza ("Plymouth") is located at 26750 U.S. 19 North in the North Pinellas office submarket in Clearwater, Pinellas County, Florida. Plymouth is a class A, five-story, 53,723 rentable square foot office building. The building includes a 354 car, five level parking garage and 47 surface spaces. The property has access from Countryside Boulevard and U.S. 19 service road. Occupancy was approximately 79% on the date of closing, and varies from time to time. The former owner of Plymouth retained approximately 4.5 acres of vacant land adjacent to Plymouth. The Partnership agreed to enter into a lease agreement with the owner of the vacant parcel for parking privileges in the parking garage owned by the Partnership.

Spectrum and Plymouth are hereinafter collectively referred to as the "Properties."

The purchase price of the Properties was approximately $10.2 million, plus closing costs. The properties are encumbered by a first mortgage loan of approximately $10,075,000. At closing, the Partnership gave cash consideration of approximately $125,000 over the mortgage balance and purchased the properties subject to the mortgage.

Spectrum was purchased from ABR Spectrum, Ltd. ("ABR Spectrum"), a Florida limited partnership, an unaffiliated party. Plymouth was purchased from ABR Plymouth Plaza, Ltd. ("ABR Plymouth"), a Florida limited partnership, an unaffiliated party. ABR Spectrum and ABR Plymouth are hereinafter collectively referred to as the "Sellers." There is no material relationship between the Sellers and the Partnership or any of the Partnership's affiliates, any general partner, director or officer of the Partnership, or any associate of any such general partner, director or officer.

The Partnership's source of the funds used in this transaction consisted of cash proceeds held in the Exchange Escrow from the sale of The Meadows II Apartments on January 31, 2002. The existing nonrecourse first mortgage loan of approximately $10,075,000 encumbers the Properties. The Partnership has offered to pay down the existing loan to approximately $8.8 in exchange for certain lender concessions.

The nonrecourse mortgage loan (the "Note") bears interest on the outstanding principal balance from July 1, 1997 (the "Date of Loan") through and including August 1, 2007 (the "Maturity Date") at the fixed rate of 8.46% per annum. The Note provides for monthly payments of principal and interest of $87,074.87. The required loan payments amortize the principal balance over a 293-month period (24 years, five months). There is a penalty for prepayment of the loan amount that is currently approximately $2.1 million. The note may be prepaid in full, but not in part, on the first day of any calendar month, upon 90 days prior notice to Lender and upon payment in full of all amounts payable under the loan documents (which would include a prepayment penalty). The prepayment penalty would consist of the greater of (1) 2% of the outstanding loan principal balance and (2) an amount computed under a yield maintenance formula defined in the Note.

The Partnership requested Lender approval prior to closing but was unable to obtain it due to the Lender's time constraints.
The Lender however did indicate a willingness to work with the Partnership/affiliates to achieve a satisfactory result. Those negotiations are ongoing and may include the purchase of the Note from the Lender by the Partnership and affiliates of the General Partner.

The Partnership did not pay an acquisition fee to the General Partner, or any affiliate, in connection with its acquisition of the Properties (such as real estate commissions, selection fees or development fees). The Sellers also did not pay a fee to the General Partner, or any affiliate, in connection with the transaction. However, the Partnership incurred a real estate commission payable to an unaffiliated broker in the amount of $150,000.

The Properties were used by the Sellers as commercial office buildings and the Partnership intends to continue such use.

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

Information contained in this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect, "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results, performance, or achievements of the Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, but are not limited to, the following: (i) occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Partnership's control; (ii) debt financing could adversely affect the Partnership's performance,
(iii) scheduled debt payments could adversely affect the Partnership's financial condition, (iv) financial covenants could adversely affect the Partnership's financial condition, (v) the Partnership's degree of leverage could limit its ability to obtain additional financing, (vi) control and influence by significant limited partners could be exercised in a manner adverse to other limited partners, (vii) environmental problems are possible and can be costly, (viii) the Partnership's performance and Limited Partnership Interest value are subject to risks associated with the real estate industry, (ix) the Partnership may be unable to renew leases or relet space as leases expire, (x) new real estate acquisitions may fail to perform as expected, (xi) competition for real estate acquisitions may result in increased prices for properties, (xii) because real estate investments are illiquid, the Partnership may not be able to sell properties when appropriate, (xiii) changing laws could affect the Partnership's business, (xiv) provisions in the Limited Partnership Agreement could inhibit changes in control, (xv) the Partnership depends on key personnel; and (xvi) other factors described elsewhere in this Quarterly Report on Form 10-QSB, and in the Annual Report on Form 10-KSB, particularly the "Risk Factors" appearing therein.

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

          During the second quarter of 2002, the Partnership used approximately $2.9 million of cash reserves to purchase and retire 3,000 Interests and to pay for tender offer expenses. This use of cash reserves may impact future operations by reducing the amount of cash reserves available for investment, thereby reducing portfolio income earnings. The retirement of 3,000 Interests should have an impact on the future earnings per Interest because there are fewer Interests outstanding.

There are certain matters that might impact future operations but that have not had an impact in the past, as follows:

          The redemption of 3,135.76 Interests during the first six months of 2002 required the use of cash reserves in the amount of approximately $2,807,000, plus estimated tender offer expenses of approximately $66,000.

          As a result of the redemption of Interests, and the tender offer expenses, cash reserves were reduced by approximately $2.9 million. However, cash needed to pay future cash distributions to Limited Partners will be reduced because there will be 3,135.76 fewer Limited Partner Interests outstanding. The Partnership intends, but is not required, to continue to make cash distributions to the Limited
     Partners.

          As a result of the redemption of 3,135.76 Interests during the first six months of 2002 there are now 10,261.51
     Interests outstanding. As a result of the purchase of Interests by Mr. Keierleber (an affiliate of the General Partner) during the six month period, Mr. Keierleber
     (directly and benefically) owned 6,223.070 Interests (60.6% of the remaining outstanding Interests). He therefore has the power to approve matters on which Limited Partners are entitled to vote. Under Wisconsin's Limited Partnership law, such actions include:

                              removal of the General Partners;
                              certain amendments to the Partnership Agreement; termination or extension of the Partnership; and sales of all or substantially all of the
               Partnership's assets.

          Accordingly, Mr. Keierleber will continue to have substantial influence over the Partnership, which influence might not be consistent with the desires and interests of other Limited Partners, and on the outcome of any matters submitted to the Partnership's Limited Partners for approval.

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

The sale of The Meadows II Apartments in January was a significant event in the life of the Partnership. This marks the third sale of property since the inception of the Partnership.
In February 1990, Laguna Vista Apartments in Largo, Florida was exchanged for Town Place Apartments in Clearwater, Florida. In August 1993, Woodbridge Apartments in Winter Park, Florida, was sold in a deferred exchange for Pelican Sound Apartments in St. Petersburg, Florida. The technique of exchanging one property for another allowed the Partnership to dispose of property without incurring any immediate tax liability. This allowed the Partnership to keep the earning power of the deferred tax dollars working for it in another real estate investment. The intent of these transactions was to obtain greater appreciation in the real estate investments (and thus, the Limited Partner Interests) over time.

The Partnership attempted to reinvest the net sale proceeds into another qualified real estate investment. The sale of The
Meadows II Apartments was structured as a deferred exchange with the net sales proceeds of approximately $6.66 million placed into an exchange escrow.

Subsequent to the end of the second quarter, on July 30, 2002, the Partnership purchased two office buildings located in Orlando, Florida, and Clearwater, Florida, using a portion of the Exchange Escrow proceeds.

The Partnership Agreement provides for termination at December
31, 2005.

Results of Operations

The comparative presentation of operations reflects the operation of 935 apartment units during each period presented for 2001. During 2002, the Partnership operated 935 apartment units through January 30, 2002, when The Meadows II was sold, and 619 apartment units thereafter.

Operating revenue from rental income was $1,173,000 in the quarter ended June 30, 2002, compared to $1,756,000 for the same
period in 2001, a decrease of 33.2%.   Rental income was provided
by the three sites for the comparative three month period as set forth below:
                                                        Percent
                   Three Months Ended         Increase  Increase
                 6/30/02        6/30/01      (Decrease)
(Decrease)
Pelican Sound  $  760,000     $  748,000     $   12,000     1.6%
Meadows II              0        579,000       (579,000) (100.0%)
Town Place        413,000        429,000        (16,000)   (3.7%)
Total          $1,173,000     $1,756,000     $ (583,000)  (33.2%)

The $583,000 decrease in operating revenue consisted of decreases at The Meadows II of $579,000 and Town Place of $16,000, offset by an increase of $12,000 at Pelican Sound. The $579,000 decrease at The Meadows II was attributed to the sale of the property on January 31, 2002. The $16,000 decrease at Town Place was a result of a 4% increase in gross potential rent, offset by a 6% decrease in average occupancy (from 91% to 85%). The $12,000 increase at Pelican Sound was attributed to a 2% increase in gross potential rent, offset by a 2% decrease in average occupancy (from 95% to 93%). The General Partner believes that the decline in occupancy at both Pelican Sound and Town Place was a direct result of the increase in asking rents and anticipates improved occupancy and improved collections during the third quarter of 2002.

Operating revenue from rental income for the six month period ended June 30, 2002 was $2,483,000, compared to $3,478,000 for the same period in 2001, a decrease of 28.6%. Rental income was provided by the three sites for the comparative six month periods as set forth below:
                                                   Percent
                   For Six Months Ended       Increase  Increase
            6/30/02        6/30/01      (Decrease)  (Decrease)

Pelican Sound  $1,482,000     $1,473,000     $   9,000     0.6%
Meadows II        185,000      1,143,000      (958,000)  (83.8%)
Town Place        816,000        862,000       (46,000)   (5.3%)
Total          $2,483,000     $3,478,000     $(995,000)  (28.6%)

The $995,000 decrease in rental income for the six month period, compared to the prior year's same six month period, is primarily attributed to the sale of Meadows II on January 31, 2002. The $995,000 decrease consisted of an increase at Pelican Sound of $9,000, offset by decreases at Meadows II and Town Place of $958,000 and $46,000, respectively. The $9,000 increase at Pelican Sound is attributed to a 2% increase in gross potential rent, offset by a 2% decrease in occupancy (from 93% to 91%).
The $958,000 decrease at The Meadows II is attributed to the sale of the property on January 31, 2002. The $46,000 decrease at Town Place is attributed to a 4% increase in gross potential rent, offset by a decrease in average occupancy of 4% (from 92% to 88%).

The average monthly gross potential rent per unit at the Apartments for the second quarter of 2002 and for the six month period of 2002, and the comparative periods in 2001, is set forth below:

                 Number    Three Months Ended  Six Months Ended
                of Units   6/30/02    6/30/01  6/30/02   6/30/01
Pelican Sound      379      $696       $682      $695     $679
The Meadows II     316      $N/A*      $640      $665*    $638
Town Place         240      $682       $653      $680     $656
All Rental Units   935      $691*      $660      $687*    $660

* The 2002 figures for The Meadows II reflects only one month of operation.

"Gross potential rent" represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average occupancy level at the apartments (Pelican Sound, Meadows II, and Town Place) for the second quarter ended June 30, 2002 and for the six month period of 2002, and the comparable periods in 2001, is set forth below:

                Three Months Ended         Six Months Ended
                               6/30/02    6/30/01        6/30/02    6/30/01
Pelican Sound    92.8%       94.9%         91.2%      93.4%
The Meadows II     N/A*      92.2%         90.1%*     92.8%
               Town Place       85.4%       90.9%         83.5%      89.9%
All Rental Units 90.0%       93.0%         88.4%      92.2%

* The 2002 figures for The Meadows II reflects one month of operations.

The range of occupancy levels at the apartments for (Pelican Sound, The Meadows II, and Town Place) the second quarter period ended
June 30, 2002 and for the six month period of 2002, and the comparable periods in 2001, is set forth below:

                               Three Months Ended      Six Months Ended
                                   6/30/02       6/30/01    6/30/02   6/30/01

               Pelican Sound       88.8-90.0%  94.3-96.1% 88.8-94.9% 91.7-96.1%
The Meadows II
                (prior to sale)         90.1%  89.1-94.3%      90.1% 89.1-94.6%
Town Place          80.0-84.1%  89.0-92.2% 80.0-85.9% 87.3-92.2%
All Rental Units    86.5-87.7%  92.0-93.7% 86.5-91.4% 90.8-93.8%

Total rental expenses before depreciation and debt service in the three month period ended June 30, 2002 decreased by $227,000, from $993,000 to $766,000, compared to the same period of 2001. The decrease was comprised of a decrease at The Meadows II of $280,000, offset by increases at Town Place of $30,000 and at Pelican Sound of $23,000.

For the six month period ended June 30, 2002 total rental expenses before depreciation and debt service decreased by $196,000 from $1,939,000 to $1,743,000. The decreases were comprised of increases at Pelican Sound of $66,000, and at Town Place of $50,000, offset by a decrease at Meadows II of $312,000.

A summary of operating expenses before depreciation and debt service by apartment site follows:
                                       Increase   Increase
           For the Three Months Ended (Decrease) (Decrease)
               6/30/02    6/30/01      Amount    Percent
Pelican Sound $428,000   $405,000    $  23,000      5.7%
Meadows II      20,000    300,000     (280,000)   (93.3%)
Town Place     318,000    288,000       30,000     10.4%
Total         $766,000   $993,000    $(227,000)   (22.9%)

                                       Increase   Increase
           For the Six Months Ended   (Decrease) (Decrease)
               6/30/02    6/30/01      Amount    Percent
Pelican Sound $  847,000   $  781,000    $  66,000      8.5%
Meadows II       323,000      635,000     (312,000)   (49.1%)
Town Place       573,000      523,000       50,000      9.6%
Total         $1,743,000   $1,939,000    $(196,000)   (10.1%)

The $341,000 decrease in operating expenses at The Meadows II was impacted by the wind-up expenses related to the sale of the property on January 31, 2002.

The $50,000 increase in operating expenses at Town Place was primarily attributable to an increase in insurance expense of $25,000, an increase in utilities expense of $6,000, an increase in personnel expenses of $9,000, and an increase of other items of $10,000.

The $66,000 increase in operating expenses at Pelican Sound was primarily attributable to an increase in insurance of $40,000, an increase in utilities of $15,000, an increase in on-site personnel of $10,000, and an increase in other expense items of $5,000, offset by a decrease in outside contractors of $4,000.

As a result of the foregoing, net income from rental property operations before debt service, depreciation and amortization, was approximately $407,000 for the second quarter of 2002, compared to $763,000 for the comparable 2001 period, a decrease of approximately $356,000. The net decrease was comprised of decreases at The Meadows II of $298,000, at Town Place of $46,000, and at Pelican Sound of $12,000.

For the six month period ended June 30, net income from rental operations before depreciation, amortization, and debt service is approximately $774,000 for the 2002 period compared to $1,539,000 for the comparable 2001 period, a decrease of $765,000. The decrease is comprised of decreases at Meadows II of $618,000, Town Place of $93,000 and Pelican Sound of $54,000.

A summary of net operating income before depreciation, amortization, and debt service, by site including the percent of the total for each site for the three month periods ended follows:

                                              Increase  Increase
                    6/30/02         6/30/01   (Decrease)(Decrease)
               Amount  Percent  Amount Percent Amount    Percent

Pelican Sound $332,000   82%   $344,000  45% $ (12,000)    (3.5%)
Meadows II     (20,000)  (5%)   278,000  36%  (298,000)  (107.2%)
Town Place      95,000   23%    141,000  19%   (46,000)   (32.6%)
Total         $407,000  100%   $763,000 100% $(356,000)   (46.7%)

A summary of net operating income before depreciation, amortization, and debt service, by site for the six month periods ended follows:
                                            Increase    Increase
                    6/30/02       6/30/01   (Decrease)  (Decrease)
                Amount Percent Amount Percent  Amount   Percent

Pelican Sound $ 638,000  82% $  692,000  45%  $(54,000)   (7.8%)
Meadows II     (110,000)(14%)   508,000  33%  (618,000) (121.7%)
Town Place      246,000  32%    339,000  22%   (93,000)  (27.4%)
Total        $  774,000 100% $1,539,000 100%  $765,000   (49.7%)

Interest expense for the second quarter of 2002 decreased $156,000 from the comparable 2001 period and decreased $282,000 for the six month period, primarily as a result of a lower amount of outstanding debt between the two comparative periods. This was primarily due to the sale of The Meadows II Apartments and the payoff of the related mortgage debt.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization decreased $91,000 for the second quarter of 2002 compared to 2001, and decreased $107,000 for the six month period.

The Partnership's net other expenses increased during the second quarter in 2002 by approximately $61,000. The $61,000 increase consisted of a decrease in interest income of $9,000, an increase in partnership management expenses of $52,000, which was attributable to accounting and tax services associated with the sale of The Meadows II, professional services associated with the tender offer made in March by an unaffiliated group, and legal expenses and other costs incurred for the proxy solicitation.

The Partnership's net other income increased during the six month period in 2002 by approximately $8,502,000. The $8,502,000 increase consisted of an increase from the sale of property of $8,579,000, offset by a decrease in interest income of $22,000, and an increase in partnership management expenses of $55,000.

The Partnership's net loss for the quarter ended June 30, 2002 was $204,300, compared to a net loss of $52,600 in the same period of 2001. For the six month periods the Partnership's net income for 2002 was $7,977,100, compared to a net loss of $112,800 for 2001.

Exclusive of depreciation and amortization, the Partnership's net income (loss) for the quarters ended June 30, 2002 and 2001 was ($15,000) and $239,000, respectively. For the six month periods the net income exclusive of depreciation and amortization was $8,446,000 for 2002 and $462,000 for 2001.

Liquidity and Sources of Capital

At June 30, 2002 there was approximately $127,000 of cash and cash
equivalents and escrow deposits available to pay liabilities.   In
addition, the proceeds from the sale of The Meadows II Apartments (plus interest earnings) in the amount of $6.7 million were held in an exchange escrow account on June 30, 2002.

During the first six months of 2002, cash and cash equivalents decreased by $3,056,000 as shown herein on the Statements of Cash Flows. Operating activities provided $412,000 during the six months. The cash flow and cash reserves were used to make cash distributions to the limited partners of $370,000 (of which $70,000 (19%) was considered to be portfolio income subject to income taxes), to make principal payments on the outstanding mortgage notes of $185,000 (not including the payment of the principal balance of The Meadows II mortgage at closing on January 31), to redeem Limited Partnership Interests of $2,806,505, and to purchase assets capitalized as part of the investment properties in the amount of approximately $89,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs for the foreseeable future.

Short-term obligations total $1,150,000, consisting of approximately $370,000 of mortgage principal liabilities and $780,000 of other current liabilities.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses and to fund quarterly cash distributions to partners. Investment property operations generated income in the second quarter of 2002 of approximately $50,000 (before depreciation and amortization of $189,000) compared to a profit of $275,000 for the same period in 2001. For the six month period, the net loss from investment properties was approximately ($25,000) (before depreciation and amortization of $470,000), compared to a profit of $559,000 for the same period in 2001.

The Limited Partnership Agreement provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In April the Partnership paid to the Limited Partners the March declaration of $165,800 ($12.50 per Interest) and declared for the twenty-third consecutive quarter a similar amount per Interest payable for the second quarter of 2002 which was paid in July 2002. The distribution payable to the General Partner of $2,000 was accrued and payment will be made before year end. The Partnership intends, but is not required, to continue to make cash distributions to the Limited Partners each quarter in the same amount of 5.0% per annum on the original capital investment of $1,000 per Interest. This intention will require cash distributions to the limited partners of approximately $513,000 in the next 12 months, which should be met from operations and cash reserves. Through June 30, 2002 the Partnership declared cash distributions of approximately $14.8 million (82% of original capital) to the Limited Partners since inception. Cumulative cash distributions range from $845 (85%) to $992 (99%) per $1,000 Interest purchased in the initial public offering by an original holder, depending upon the date of purchasing the Interest.

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

The mortgage notes on Pelican Sound and Town Place bear interest at 7.50% and 8.25% respectively. The Partnership is exploring the possibility of refinancing the mortgage loans during 2002.
Additional proceeds from the refinancing in excess of the existing mortgage debt would provide additional liquidity.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Partners' Capital increased by $4,808,500 during the first six months of 2002 due to the net income for the six month period of $7,977,000, less cash distributions declared payable to the partners of $296,000, less the redemption of Interests of $2,806,000, less tender offer expenses of $66,000.

Critical Accounting Policies and Estimates

The Partnership's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosures. The Partnership believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Long-Lived Assets, Including Goodwill

The Partnership periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause the Partnership to conclude that impairment indicators exist and an impairment loss is warranted.

Depreciation of Investment in Real Estate

The Partnership depreciated the building component of its investment in real estate over a 30-year estimated useful life, building improvements over a 30-year estimated useful life, land improvements over a 15-year estimated useful life, and both the furniture, fixtures and equipment and replacements components over a 5-year estimated useful life, all of which are judgmental determinations.

Fair Value of Financial Instruments

The valuation of financial instruments under SFAS No. 107 and SFAS No. 133 requires the Partnership to make estimates and judgments that affect the fair value of the instruments. The Partnership, bases its estimates on factors relevant to the financial instruments.

PART II.

OTHER INFORMATION

Items 1 and 3. Not Applicable.

ITEM 2. CHANGES IN SECURITIES

On May 14, 2002, an amendment to the partnership agreement was adopted that grants the Partnership the right to purchase all limited partnership Interests on terms and conditions no less favorable than those offered by third parties in exchange for the limited partnership Interests, including a right of first refusal over any limited partnership Interests subject to a third party tender offer. A copy of the amendment is filed as an exhibit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS.

On May 4, 2002 the Partnership solicited a Proxy Statement to all Limited Partners of the Partnership. An amendment to the limited partnership agreement was proposed. The amendment would grant the Partnership the right to purchase limited partnership Interests on terms and conditions no less favorable than those offered by third parties in exchange for Interests, including a right of first refusal over any Interests subject to a third party tender offer. The number of votes cast for the proposal was 8,148.403, the number of votes cast against the proposal was 373.93, and the number of abstentions was 136.43. No meeting was held in connection with the proposal. On May 14, 2002, the amendment was adopted.

ITEM 5. OTHER INFORMATION

On July 30, 2002, the Partnership purchased two office buildings, consisting of approximately 166,000 (total combined) rentable square feet, located in Florida.

The Spectrum Building ("Spectrum") is located at 900 Winderly Place in the Maitland Center office park in Maitland, Orange County, Florida. Spectrum is a class B, two-story, 125,098 square foot (with approximately 113,000 rentable square feet) atrium-style office building, built in 1986. The land area is approximately
9.28 acres and consists of approximately 409 grade level parking spaces. The Maitland Center office park is adjacent to Interstate
4. Occupancy was approximately 41% on the date of closing, and varies from time to time.

Plymouth Plaza ("Plymouth") is located at 26750 U.S. 19 North in the North Pinellas office submarket in Clearwater, Pinellas County, Florida. Plymouth is a class A, five-story, 53,723 rentable square foot office building. The building includes a 354 car, five level parking garage and 47 surface spaces. The property has access from Countryside Boulevard and U.S. 19 service road. Occupancy was approximately 79% on the date of closing, and varies from time to time. The former owner of Plymouth retained approximately 4.5 acres of vacant land adjacent to Plymouth. The Partnership agreed to enter into a lease agreement with the owner of the vacant parcel for parking privileges in the parking garage owned by the Partnership.

Spectrum and Plymouth are hereinafter collectively referred to as the "Properties."

The purchase price of the Properties was approximately $10.2 million, plus closing costs. The properties are encumbered by a first mortgage loan of approximately $10,075,000. At closing, the Partnership gave cash consideration of approximately $125,000 over the mortgage balance and purchased the properties subject to the mortgage.

Spectrum was purchased from ABR Spectrum, Ltd. ("ABR Spectrum"), a Florida limited partnership, an unaffiliated party. Plymouth was purchased from ABR Plymouth Plaza, Ltd. ("ABR Plymouth"), a Florida limited partnership, an unaffiliated party. ABR Spectrum and ABR Plymouth are hereinafter collectively referred to as the "Sellers." There is no material relationship between the Sellers and the Partnership or any of the Partnership's affiliates, any general partner, director or officer of the Partnership, or any associate of any such general partner, director or officer.

The Partnership's source of the funds used in this transaction consisted of cash proceeds held in the Exchange Escrow from the sale of The Meadows II Apartments on January 31, 2002. The existing nonrecourse first mortgage loan of approximately $10,075,000 encumbers the Properties. The Partnership has offered to pay down the existing mortgage loan to approximately $8.8 million for certain lender consessions.

The nonrecourse mortgage loan (the "Note") bears interest on the outstanding principal balance from July 1, 1997 (the "Date of Loan") through and including August 1, 2007 (the "Maturity Date") at the fixed rate of 8.46% per annum. The Note provides for monthly payments of principal and interest of $87,074.87. The required loan payments amortize the principal balance over a 293-month period (24 years, five months). There is a penalty for prepayment of the loan amount that is currently approximately $2.1 million. The note may be prepaid in full, but not in part, on the first day of any calendar month, upon 90 days prior notice to Lender and upon payment in full of all amounts payable under the loan documents (which would include a prepayment penalty). The prepayment penalty would consist of the greater of (1) 2% of the outstanding loan principal balance and (2) an amount computed under a yield maintenance formula defined in the Note.

The Partnership requested Lender approval prior to closing but was unable to obtain it due to the Lender's time constraints. The Lender however did indicate a willingness to work with the Partnership/affiliates to achieve a satisfactory result. Those negotiations are ongoing and may include the purchase of the Note from the Lender by the Partnership and affiliates of the General Partner.

The Partnership did not pay an acquisition fee to the General Partner, or any affiliate, in connection with its acquisition of the Properties (such as real estate commissions, selection fees or development fees). The Sellers also did not pay a fee to the General Partner, or any affiliate, in connection with the transaction. However, the Partnership incurred a real estate commission payable to an unaffiliated broker in the amount of $150,000.

The Properties were used by the Sellers as commercial office buildings and the Partnership intends to continue such use.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits: See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

               (b) The Partnership filed one report on Form 8-K during the quarter. A Form 8-K dated May 13, 2002 was filed on May
          20, 2002 to report the change in control of the Partnership, whereby Mr. Jeffrey Keierleber, an affiliate of the General Partner, became the beneficial holder of 58.65% of the outstanding Limited Partnership Interests of the Partnership as a result of the consummation of a tender offer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DECADE COMPANIES INCOME PROPERTIES -
                               A LIMITED PARTNERSHIP
                                         (Registrant)
                             By: DECADE COMPANIES
                                (General Partner)

Date:   August 19, 2002      By: /s/ Jeffrey Keierleber
                                Jeffrey Keierleber
                                General Partner and Principal
                                Financial and Accounting Officer
                                of Registrant

    DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP
                        (The "Registrant")
                  (Commission File No. 0-21455)

                          EXHIBIT INDEX
                                to
                   FORM 10-QSB QUARTERLY REPORT
               For the quarter ended June 30, 2002

Exhibit                       Incorporated Herein      Filed
Number    Description         by Reference to          Herewith

3         Amendment to Partnership Agreement             X

11        Statement re: computation
          of Earnings per Interest                       X

99.1      Certification of Chief
          Executive Officer and Chief
          Financial Officer Pursuant
          to 18 U.S.C. Section 1350,
          as Adopted Pursuant to
          Section 906 of the Sarbanes-
          Oxley Act of 2002                              X

EXHIBIT 3 - Amendment to Partnership Agreement

SECTION 9.1(F) PARTNERSHIP'S RIGHT OF FIRST REFUSAL
PROVISION

Partnership's Right of First Refusal. A Limited Partner may not transfer, assign, sell, mortgage or otherwise encumber all or any part of his or its Interests or other economic interest as a Limited Partner in the Partnership, its capital, profits and losses unless and until the Limited Partner has first offered to sell all of his or its Interests to the Partnership at a price equal to the price offered in a bona fide offer for such Interests by a third party, or the weighted average selling price of Interests sold solely to the Partnership during the last 12 months, whichever is greater. The Limited Partner shall notify the General Partner in writing of the Limited Partner's intention to transfer the Interests within 10 days of receiving a bona fide offer from a third party for such Interests or deciding to transfer such Interests. The notice shall set forth the terms and conditions of any bona fide offer from a third party. Within 30 days of receiving such notice, the General Partner shall notify the
Limited Partner in writing as to whether it will exercise its right under this paragraph 9.1(F) to purchase the Limited Partner's Interests and acquire all of such Limited Partner's right, title, interests and claims. Any purchase of Interests by the Partnership under this paragraph 9.1(F) shall be completed within 90 days of the General Partner's receipt of the Limited Partner's notice provided under this paragraph 9.1(F). If the Partnership does not exercise its right to purchase, then the transfer to a third party may proceed, provided it is consummated within 15 days of notice from the Partnership to the Limited Partner on the exact terms described in the Limited Partner's notice to the Partnership. If a bona fide third party offer contains consideration other than cash, the Partnership, in matching the terms of a bona fide third party offer, may elect to pay the portion of the entire amount of consideration in cash at the weighted average selling price of Interests sold solely to the Partnership during the last 12
months.   The parties agree to execute any documents required to
implement this provision and effect any transfer.

Exhibit 11 - Statement re: Computation of Per Interest Earnings

                          June 30, 2002

The following table sets forth the computation of earnings per
Interest:
                         Three Months Ended   Six Months Ended
                         6/30/02    6/30/01    6/30/02   6/30/01
Numerator
Net income (loss) attributable
to Limited Partners 99% $(202,282) $ (52,080) $7,897,334 (111,700)

Denominator
Denominator for basic earnings
per Interest-weighted-average
Interest                11,261.51  13,398.27 12,306.77 13,399.27

Net income (loss)
per Interest              $(17.96)   $(3.89)   $641.71    $(8.34)

Exhibit 99.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Decade Companies Income Properties (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey Keierleber, certifying in my dual capacities as Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. . 1350, as adopted pursuant to . 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jeffrey Keierleber
Jeffrey Keierleber
Chief Executive Officer and Chief Financial Officer
August 19, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange
Act of 1934, as amended.