Form 10QSB
period 2002-09-30
DECADE COMPANIES INCOME PROPERTIES
filed 2002-11-19
CIK 775840

United States Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002.

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

 250 Patrick Blvd., Suite 140, Brookfield, Wisconsin 53045-5864
(Former name, former address and former fiscal year, if changed since last report)

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

                           Form 10-QSB

                              INDEX

                        September 30, 2002

PART I. FINANCIAL INFORMATION                             Page

          Item 1.   Financial Statements (unaudited)

                    Balance Sheet at September 30, 2002    3

                    Statements of Operations for the three
          and nine month periods ended September 30, 2002
          and 2001                                         4

                    Statements of Partners' Capital
          for the nine months ended September 30, 2002
          and the year ended December 31, 2001.            5

                    Statements of Cash Flows for the nine months
          ended September 30, 2002 and 2001.               6

                    Notes to Financial Statements.         7

          Item 2.   Management's Discussion and Analysis or Plan
                    of Operations                         17-37

          Item 3.   Controls and Procedures               37

PART II. OTHER INFORMATION

Item 1 - 5 Not applicable                                  37

Item 6. Exhibits and Reports on Form 8-K.                  38

SIGNATURES                                                 38

Certification                                              39

Exhibit Index                                              41

		  PART I. FINANCIAL INFORMATION
                 Item 1. Financial Statements
                          BALANCE SHEET
                        September 30, 2002
                           (unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $   704,619
Escrow funds                                215,894
Accounts receivable                          10,000
Prepaid expenses and other assets           194,365
       Total Current Assets               1,124,878

INVESTMENT PROPERTIES, AT COST:          32,185,480
Less: accumulated depreciation           (7,328,851)
Net Investment Property                  24,856,629

OTHER ASSETS:
Investment - DMLP LLC                     4,200,000
Utility deposits                             44,762
Debt issue costs, net of accumulated
 amortization                               564,666
       Total Other Assets                 4,809,428
       Total Assets                     $30,790,935


LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Current Liabilities
Current portion of mortgages notes
 payable                                $ 6,422,518
Accounts payable and accrued taxes          866,835
Payables to affiliates                       74,779
Unearned rent collections                    56,001
Tenant security deposits                     85,145
Distributions payable                         2,000
Accrued interest payable                     83,680
Total current liabilities            7,590,958
Long-term Liabilities
Payables to affiliates                    1,410,641
Mortgage notes payable                   20,901,378
     Total long-term Liabilities         22,312,019
     Total Liabilities                   29,902,977

PARTNERS' CAPITAL:
General Partner Capital                     (19,867)
Limited Partners (authorized--18,000 Interests;
 outstanding--10,261.51 Interests at 09/30/02)        907,825
Total Partners' Capital                     887,958

Total Liabilities and Partners' Capital $30,790,935

See Notes to Unaudited Financial Statements.

         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                   Three Months Ended       Nine Months Ended
                   9/30/02     9/30/01     9/30/02     9/30/01

Operating revenue:

Rental income    $ 1,414,328 $1,212,123  $3,712,645   $3,546,783

Operating expenses   697,932    549,051   1,867,562    1,603,847
Real estate taxes    176,063    124,497     426,863      373,491
Interest expense     494,886    293,758   1,205,932    1,110,071
Depreciation         205,574    168,900     541,429      494,900
Amortization          22,963     22,561      68,889       68,483
Total operating
 expenses          1,597,418  1,158,767   4,110,675    3,650,792

Net income (loss) from
investment property (183,090)    53,356    (398,030)    (104,009)

Other income (expenses):
Interest income       19,167     28,688      89,380      120,610
Partnership managmnt (32,371)   (30,415)   (210,971)    (153,793)

                     (13,204)    (1,727)   (121,591)     (33,183)

Net income (loss)
 from continuing
 operations        $(196,294)$   51,629  $ (519,621)  $ (137,192)

Discontinued
 operations, net      (1,380)    25,137   8,299,052      101,130

NET INCOME (LOSS)   (197,674)    76,766   7,779,431      (36,062)

Net income (loss)
attributable to General
Partner(1%)       $   (1,977)$      768  $   77,794   $     (361)

Net income (loss)
attributable to Limited
Partners (99%)      (195,697)    75,998   7,701,637      (35,701)

                  $ (197,674) $   76,766 $ 7,779,431   $  (36,062)

Net income (loss) per Limited
 Partner Interest $   (19.07) $    5.67 $     662.51   $    (2.66)




See Notes to Unaudited Financial Statements.



                 STATEMENTS OF PARTNERS' CAPITAL

   (Unaudited as to the Nine Months Ended September 30, 2002)

                    Limited      General     Limited
                    Partnership  Partner     Partners'
                    Interests    Capital     Capital     Total



Balances at 12/31/00   13,400.27 $(95,827)   $(2,957,885) $(3,053,712)

Distributions to Partners   ---        --       (669,922)    (669,922)

Net income for the period   ---       166         16,454       16,620

Redemption of Interests   (3.00)      --         (1,800)      (1,800)

Balance at 12/31/01  13,397.27   ($95,661)   $(3,613,153) $(3,708,814)

Distributions to Partners  ---     (2,000)      (294,039)    (296,039)

Net income for the period  ---     77,794      7,701,637    7,779,431

Redemption of Interests (3,135.76)    ---     (2,806,505)  (2,806,505)

Tender Offer expenses                 ---        (80,115)     (80,115)

Balance at 9/30/02     10,261.51 $ (19,867)  $   907,825  $   887,958

             STATEMENTS OF CASH FLOWS - (UNAUDITED)
             For the Nine Months Ended September 30,
                                           2002          2001
CASH PROVIDED BY OPERATIONS            $  872,756    $ 708,588
INVESTING ACTIVITIES:
Investment in DMLP                  (4,200,000)           0
Proceeds from sale of property          6,662,575            0
Deposits to escrow                       (215,394)           0
Additions to investment property         (395,889)    (377,177)
NET CASH(USED)IN INVESTING ACTIVITIES   1,851,292     (377,177)
FINANCING ACTIVITIES:
Principal payments on mortgage notes   (1,552,250)    (323,333)
Distributions paid to limited partners   (461,506)    (502,512)
Distributions paid to general partner           0       (3,547)
Increases in debt issue cost             (302,372)           0
Redemption of Interests                (2,806,505)      (1,800)
Tender Offer expenses                     (80,115)           0
Payment to General Partner on
  deferred fees                                 0   (2,334,031)
NET CASH (USED) IN FINANCING ACTIVITIES(5,202,748) (3,165,223) INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                           (2,478,700)  (2,833,812)
CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                              3,183,319    4,251,384
CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                  $  704,619   $1,417,572

Supplementary disclosure of cash flow information:
          Interest paid               $ 1,495,292  $1,435,768
          Income taxes paid                     0           0
Noncash investing and financial activities
 Mortgage note paid off through sale of
 property                              $ 8,801,837           0
 Mortgage payable on property acquired $10,079,064           0

See Notes to Unaudited Financial Statements.

Note A Business

Decade Companies Income Properties, a Limited Partnership (the
"Partnership"), formed in 1986, is a real estate partnership engaged in the acquisition and ownership of multifamily properties and office properties.

As of September 30, 2002, the Partnership owned a portfolio of two multifamily properties (the "Apartments") containing 619 apartment units and two office properties (the "Office Buildings") comprising approximately 166,000 rentable square feet of office space. The Apartments and the Office Buildings are together referred to as the "Properties". The Properties are located in the state of Florida.

Note B--Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2001.

Note C - Sale of The Meadows II Apartments

On January 31, 2002, the Partnership sold The Meadows II Apartments for $15,956,436, subject to customary closing costs, adjustments, prorations, fees, and commissions totaling approximately $491,000. At closing, the proceeds from the sale were used to pay off the first mortgage loan of approximately $8,802,000. The net proceeds of approximately $6,663,000 were placed into an exchange escrow with a bank acting as the qualified intermediary. The Partnership structured this transaction as a deferred exchange, whereby the net proceeds were paid to a Qualified Intermediary to be used for the acquisition of a replacement property. On July 30, 2002, two replacement properties were purchased. See Note F for a full disclosure.

Note D - Redemption of Interests

During the first quarter, the Partnership redeemed 135.76 Limited Partnership Interests ("Interests"). Subsequently, the Partnership and Jeffrey Keierleber, an affiliate of the General Partner, commenced an Offer to Purchase up to 7,700 Interests for cash consideration of $895 per Interest. The Offer expired on May 10, 2002. Approximately 5,809 Interests were tendered, of which the Partnership purchased and retired 3,000 Interests. As a result of the redemption of 3,135.76 Interests for $2,806,505 during the nine-month period ended September 30, 2002, there are now 10,261.51 Interests outstanding. As a result of the purchase of Interests by Mr. Keierleber (an affiliate of the General Partner), Mr. Keierleber owns (directly and beneficially) 6,597.067 Interests (64.3% of the Interests outstanding) as of November 19, 2002. Mr. Keierleber used his personal funds to purchase the Interests.

Note E - Proxy Solicitation

On May 4, 2002, the Partnership solicited a consent from all Limited Partners of the Partnership. An amendment to the limited partnership agreement was proposed and adopted on May 14. The amendment grants the Partnership the right to purchase Interests on terms and conditions no less favorable than those offered by third parties in exchange for Interests, including a right of first refusal over any Interests subject to a third party tender offer.

Note F - Purchase of Office Buildings

On July 30, 2002, the Partnership purchased two office buildings, consisting of approximately 166,000 (total combined) rentable square feet, located in Florida.

The Spectrum Building ("Spectrum") is located at 900 Winderly Place in the Maitland Center office park in Maitland, Orange County, Florida. Spectrum is a two-story, 125,098 square foot (with approximately 113,000 rentable square feet) atrium-style office building, built in 1986. The land area is approximately 9.28 acres and consists of approximately 409 grade level parking spaces. The Maitland Center office park is adjacent to Interstate 4. Occupancy was approximately 41% on the date of closing, and varies from time to time.

Plymouth Plaza ("Plymouth") is located at 26750 U.S. 19 North in the North Pinellas office submarket in Clearwater, Pinellas County, Florida. Plymouth is a five-story, approximately 54,000 rentable square foot office building. The building includes a 354-car, five level parking garage and 47 surface spaces. The property has access from Countryside Boulevard and U.S. 19 service road. Occupancy was approximately 79% on the date of closing, and varies from time to time. The former owner of Plymouth retained approximately 4.5 acres of vacant land adjacent to Plymouth. The Partnership entered into an easement agreement with the owner of the vacant parcel for parking privileges in the parking garage owned by the Partnership.

Spectrum and Plymouth are hereinafter collectively referred to as the "Office Buildings."

The purchase price of the Properties was approximately $10.3 million, including a real estate commission paid to an unaffiliated broker in the amount of $150,000, and other closing costs. Both Office Buildings were encumbered by a nonrecourse first mortgage loan of approximately $10,079,000 (the "Note"). At closing, the Partnership purchased the Office Buildings subject to the Note.

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

On August 29, 2002, the Partnership reduced the balance of the Note from approximately $10.1 million to approximately $8.8 in exchange for certain lender concessions. See Note H.

The Partnership requested Lender approval prior to closing but was unable to obtain approval due to the Lender's time constraints. The Lender however did indicate a willingness to work with the Partnership and affiliates of the Partnership to achieve a satisfactory result. Those negotiations resulted in the sale of the Note on August 29, 2002 by the Lender to Decade Mortgage Loan Partners, LLC ("DMLP"), a newly formed Wisconsin limited liability company that was created to purchase the Note. The Partnership is a member of DMLP, along with other affiliated entities, as hereafter described in Note G.

Note G - Investment in Decade Mortgage Loan Partners, LLC

Prior to its purchase of the Office Buildings, the Partnership requested Lender approval but was unable to obtain approval due to the Lender's time constraints as described in Note F.

The outstanding principal balance of the Note was approximately $10,079,000 as of closing on July 30, 2002. For income tax considerations related to preserving the benefits of the Section 1031 Exchange to the extent possible, the Partnership was able to reduce the balance of the Note from approximately $10.1 million to approximately $8.8 million, as more fully described in Note G. Accordingly, the Partnership earmarked approximately $1.3 million to be paid down on the mortgage. This amount was committed to the Lender on July 22, 2002. Therefore, the new limited liability company (DMLP) needed approximately $8.8 million of capital to provide the funds necessary to purchase the Note from the Lender.

On August 27, 2002, the Partnership used cash reserves of $4.2 million to purchase 4,200 Units (the "DMLP Units") (approximately
47.7% of the 8,805 DMLP Units issued and outstanding) of DMLP.

The other members of DMLP consist of three corporations, which are wholly owned by Mr. Keierleber, and two limited partnerships, of which Mr. Keierleber owns a majority of the outstanding limited partnership units. The three wholly owned corporations collectively own 3,130 DMLP Units (approximately 35.5% of the 8,805 DMLP Units issued and outstanding). The three wholly owned corporations are Decade Properties, Inc. with 1,330 DMLP Units (approximately 15.1% of the 8,805 DMLP Units issued and outstanding), DIC Corp. with 1,100 DMLP Units (approximately 12.5% of the 8,805 DMLP Units issued and outstanding), and Decade Securities Corp. with 700 DMLP Units (approximately 7.9% of the 8,805 DMLP Units issued and outstanding). The two other limited partnerships that own DMLP Units are Decade 80-IV, a Limited Partnership ("Decade 80-IV"), and Decade Companies Preferred Placement VIII - Springtree Crossing, a Limited Partnership ("DCPP VIII"). Decade 80-IV owns 985 DMLP Units (approximately 11.2% of the 8,805 DMLP Units issued and outstanding). Mr. Keierleber owns 5,507 Decade 80-IV limited partnership units (approximately 81.9% of the 6,725 Decade 80-IV Units issued and outstanding). DCPP VIII owns 490 DMLP Units (approximately 5.6% of the 8,805 DMLP Units issued and outstanding). Mr. Keierleber owns 730 DCPP VIII limited partnership units (approximately 88.0% of the 830 DCPP VIII Units issued and outstanding).

As of September 30, 2002, Mr. Keierleber beneficially owned approximately 80.0% of the 8,805 issued and outstanding DMLP Units.

The Partnership's source of funds used in this transaction consisted of cash reserves held by the Partnership. These funds were obtained from the Exchange Escrow which had held the proceeds from the sale of The Meadows II Apartments on January 31, 2002.

Note H - Mortgage Loan Payable to Decade Mortgage Loan Partners,
LLC

On August 29, 2002, DMLP purchased the Note for $8,801,838 from the Teachers Insurance and Annuity Association of America ("TIAA"). In conjunction with the transfer of the Note from TIAA to DMLP, the Partnership paid TIAA approximately $1,724,000 to (1) reduce the outstanding principal balance of the Note by $1,277,226 (from $10,079,064 to $8,801,838), (2) pay a prepayment penalty of
$302,372 (the "Prepayment Premium") computed at 3% of the outstanding principal balance of the Note payable to TIAA, (3) pay accrued interest of $139,746 (the "Interest Payment"), and (4) pay a late fee of $4,354 (the "Late Fee") computed at five cents for each dollar (5% of $87,074.87) of delinquent payment payable to TIAA. The Late Fee was subsequently reimbursed to the Partnership by the Seller of Spectrum and Plymouth. The Interest Payment included $68,689 of prorated interest for July which was received by the Partnership as a closing credit from the Seller.

The Note bears interest on the outstanding principal balance from July 1, 1997 (the "Date of Loan") through and including August 1, 2007 (the "Maturity Date") at a fixed rate of 8.46% per annum. The Note provided for monthly payments of principal and interest of $87,074.87. DMLP modified the terms of the Note to require payments of interest only until October 1, 2002, and then monthly payments of principal and interest of $70,637.68 beginning on November 1, 2002. The revised Note requires the amortization of the principal balance over a 25-year period. At the date of closing the Note provided that it could be prepaid in full, but not in part, on the first day of any calendar month, upon 90 days prior notice to Lender and upon payment in full of all amounts payable under the loan documents (which would include a prepayment penalty). The Prepayment Premium consists of the greater of (1) 2% of the outstanding loan principal balance, or (2) an amount computed under a yield maintenance formula defined in the Note (which was computed to be approximately $2.1 million at the date of the closing).

In consideration for the Partnership's payment of the Prepayment Premium, DMLP agreed to modify certain terms of the Note to permit the Partnership to prepay the Note in whole or in part and to release collateral upon the sale of either Spectrum or Plymouth. In addition, DMLP will modify the yield maintenance formula under certain conditions for the benefit of the Partnership.

DMLP's source of the funds used in this transaction consisted of cash generated from the sale of the DMLP Units on August 27, 2002.

Note I.  Discontinued Operations

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Partnership adopted the standard effective January 1, 2002, which did not have a material effect on the Partnership's financial condition and results of operations.

Under the provisions of SFAS No. 144, for long-lived assets to be held and used, the Partnership first determines whether any indicators of impairment exist. If indicators exist, the Partnership compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset measured at the time that the Partnership has determined it will sell the asset. Long-lived assets held for disposition are reported at the lower of their carrying amounts or their estimated fair values, less their costs to sell.

On January 31, 2002, the Partnership sold The Meadows II Apartments for approximately $16.0 million and received net proceeds of approximately $6.7 million. A gain on sale of approximately $8.6 million was recognized.

The components of discontinued operations for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively, are outlined below and include the results of operations through the date of the respective sale for the three-month and nine-month periods ended September 30, 2002, and a full three months and nine months of operations for the three-month and nine-month periods ended September 30, 2001:

                      Three Months Ended      Nine Months Ended
                      09/30/02  09/30/01      09/30/02  09/30/01

REVENUES
Operating revenue
Rental income        $     0    $ 567,982  $  184,525 $1,711,279


EXPENSES
Operating expenses     1,380      260,382     302,458    763,223
Real estate taxes          0       66,000      21,922    198,000
Interest expense           0      114,099      53,178    343,834
Depreciation               0       97,000       6,575    289,000
Amortization               0        5,364      80,460     16,092
Total operating
 expenses              1,380      542,845     464,593  1,610,149

Net income (loss)
 from investment
 property             (1,380)      25,137    (280,068)   101,130
Gain on sale of
 property                  0            0   8,579,120          0

Discontinued
 operations, net     $(1,380)    $ 25,133  $8,299,052 $  101,130


Note J - COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Partnership maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The General Partner of the Partnership believes that the risk is not significant.

Environmental

The Partnership, as an owner of real estate, is subject to various
environmental laws of federal and local governments.   Compliance
by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations, and the General Partner does not believe compliance will have such an impact in the future. However, the Partnership cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

Litigation

The Partnership is not presently subject to material litigation nor, to the Partnership's knowledge, is any litigation threatened against the Partnership, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or business or financial condition of the Partnership.

Insurance

The Partnership has deductible amounts on insurance policies related to property damage and general liability losses that may be incurred at the Properties. The Partnership has deductible amounts on insurance policies related to business interruption that may be incurred at the Office Buildings (but not at the Apartments). The Properties are insured through third-party carriers for losses in excess of the deductible amounts subject to certain limits. Should an uninsured or under insured loss occur, the Partnership could lose its investments in, and anticipated income and cash flows from, one or more of the Properties. In addition, there can be no assurance that third party insurers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Note K - Operations by Industry Segment

Description of Products and Services by Segment

The Partnership has two reportable segments: Apartments and Office Buildings. The Partnership's Apartment division consists of two apartment complexes that are operated as individual operating segments and the Partnership has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics.

The Partnership's Office Buildings division consists of two Office Buildings that are operated as individual operating segments and the Partnership has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics.

Measurement of Segment Profit or Loss and Segment Assets

The Partnership evaluates performance and allocates resources based on profit or loss from operations before interest, and gains and losses on the Partnership's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors Management Used to Identify the Enterprise's Reportable
Segments

The Partnership's reportable segments are business units that consist of different types of real estate. The reportable segments are each managed separately because they rent space to different types of customers (the Apartments rent residential space to individuals, while the Office Buildings rent office space to businesses).

The other category consists of interest income on various investments and partnership management expenses.

                      Three Months Ended    Nine Months Ended
                      09/30/02   09/30/01  09/30/02   09/30/01

Operating Revenue
Apartments           1,173,000    774,000  3,471,000   3,547,000
Office Buildings       241,000    438,000    241,000           0
Total operating
 revenue             1,414,000  1,212,000  3,712,000   3,547,000

Operating expenses
Apartments             719,000   674,000   2,139,000   1,978,000
Office Buildings       155,000         0     155,000           0
Total operating
 expenses              874,000   674,000   2,294,000   1,978,000

Net operating income
Apartments             454,000   538,000   1,332,000   1,569,000
Office Buildings        86,000         0      86,000           0
Net operating income   540,000   538,000   1,418,000   1,569,000

Reconciling items
Interest income         19,000    29,000      89,000     121,000
Interest expense      (495,000) (294,000) (1,206,000) (1,110,000)
Depreciation          (205,000) (169,000)   (541,000)   (495,000)
Amortization           (23,000)  (22,000)    (69,000)    (68,000)
Partnership Management (32,000)  (30,000)   (211,000)   (154,000)
                      (736,000) (486,000) (1,938,000) (1,706,000)

Net income (loss) from
 continuing operations(196,000)   52,000    (520,000)   (137,000)

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward-Looking Information

Forward-looking statements in this report, including without limitation, statements relating to Decade Companies Income Properties' (the "Partnership") plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forwarded-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the General Partner; (ii) the Partnership's plans and results of operations will be affected by the Partnership's ability to manage its growth; and (iii) other risks and uncertainties indicated from time to time in the Partnership's filings with the Securities and Exchange Commission.

Information contained in this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results, performance, or achievements of the Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, but are not limited to, the following: (i) occupancy levels and market rents may be adversely affected by local economic and market conditions, which are beyond the Partnership's control; (ii) debt financing could adversely affect the Partnership's performance, (iii) scheduled debt payments could adversely affect the Partnership's financial condition, (iv) financial covenants could adversely affect the Partnership's financial condition, (v) the Partnership's degree of leverage could limit its ability to obtain additional financing, (vi) control and influence by significant limited partners could be exercised in a manner averse to other limited partners, (vii) environmental problems are possible and can be costly, (viii) the Partnership's performance and Limited Partnership Interest value are subject to risks associated with the real estate industry, (ix) the Partnership may be unable to renew leases or relet space as leases expire, (x) new real estate acquisitions may fail to perform as expected, (xi) competition for real estate acquisitions may result in increased prices for properties, (xii) because real estate investments are illiquid, the Partnership may not be able to sell properties when appropriate, (xiii) changing laws could affect the Partnership's business, (xiv) provisions in the Limited Partnership Agreement could inhibit changes in control, (xv) the Partnership depends on key personnel; and (xvi) other factors described elsewhere in this Quarterly Report on Form 10-QSB, and in the Annual Report on Form 10-KSB, particularly the "Risk Factors" appearing therein.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The General Partner believes that opportunity for the Partnership to purchase the Office Buildings in July 2002 was in the long-term best interest of the Partnership. The total capital cost to purchase the Office Buildings was approximately $10.33 million.
The average cost per square foot was approximately $62 per rentable square foot (there are approximately 166,000 rentable square feet). The General Partner believes that this price is below the replacement cost and below market. The General Partner believes that there will be an upside to this investment to the extent that the vacant office space can be re-leased to an occupancy level in the 90% range. As occupancy increases the Partnership may have opportunities for resale of the Office Buildings or for refinancing of the related mortgage debt. The effective value of the Office Buildings may also be increased to the extent that a new mortgage loan can be obtained at an interest rate below the current rate of 8.46% per annum. Even when adding the estimated costs of future tenant improvements and other lease-up costs to the acquisition cost of the Office Buildings, the General Partner believes that there will be an upside to this investment in the Office Buildings. Of course, there is no guarantee. Timing of the lease-up period will be a factor in the ultimate success of the Office Buildings.

During the near-term, however, the Office Buildings are not expected to support the existing level of debt service.
Consequently, the quarterly cash distributions were suspended during the third quarter of 2002 until the operation of the Office Buildings are stabilized.

There are certain events that should cause the reported financial information to not be indicative of future operating results or future financial condition, as follows:

          The sale of The Meadows II Apartments in January 2002 will impact future operations by eliminating the net operating income previously generated by the property. The retirement of the mortgage debt upon the sale of The Meadows II eliminates the debt service burden associated with it. The net sale proceeds held in escrow increased the amount of portfolio earnings generated by the investment of such cash reserves until they were used to purchase the two Office Buildings in July, to invest in DMLP in August, and to reduce the outstanding mortgage debt on the Office Buildings in August.

          During the first nine months of 2002, the Partnership used approximately $2.9 million of cash reserves to purchase and retire 3,135.76 Interests and to pay for tender offer expenses. This use of cash reserves may impact future operations by reducing the amount of cash reserves available for investment, thereby reducing portfolio income earnings.
     The retirement of 3,135.76 Interests should have an impact on the future earnings per Interest because there are fewer Interests outstanding.

          The purchase of the two Office Buildings on July 30, 2002, will impact future operations by generating net operating income or loss. The mortgage debt of $10,079,064
     (subsequently reduced to approximately $8.8 million) incurred in the purchase of the Office Buildings adds the associated debt service burden.

          The investment of $4.2 million in DMLP on August 27, 2002, should impact future operations by increasing portfolio interest income to be earned on DMLP's investment in the Note which bears interest at a fixed rate of 8.46% per annum.

          The use of approximately $1.3 million of cash reserves on August 29, 2002, to reduce the Note from $10,079,064 to $8,801,838 will affect future operations by decreasing the debt service burden associated with it.

There are certain matters that might impact future operations and cash flows but that have not had an impact in the past, as follows:

         The redemption of 3,135.76 Interests during the 2002 required the use of approximately $2.9 million of cash reserves
     (approximately $2,807,000 to purchase Interests, plus tender offer expenses of approximately $80,000). The use of $2.9 million of cash reserves will have a negative impact on future portfolio income to be earned.

          As a result of the redemption of Interests during 2002 there are now 10,261.51 Interests outstanding. Accordingly, future per Interest cash distributions to Limited Partners, if any, will be require less cash outlay because there will be 3,135.76 fewer Interests outstanding.

         During the third quarter, cash distributions to Partners were suspended, which will permit the resulting cash flow, if any, to increase cash reserves.

        As a result of the purchase of Interests by Mr. Keierleber (an affiliate of the General Partner) during the nine-month period ended September 30, 2002, Mr. Keierleber (directly and beneficially) owned 6,259.067 Interests on September 30, 2002 (61.0% of the remaining outstanding Interests). He therefore has the power to approve matters on which Limited Partners are entitled to vote. Under Wisconsin's Limited Partnership law, such actions include:

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

          On May 4, 2002, the Partnership forwarded a consent solicitation to all Limited Partners of the Partnership. An amendment to the Partnership Agreement was proposed. The amendment grants the Partnership the right to purchase Limited Partnership Interests on terms and conditions no less favorable than those offered by third parties in exchange for Interests, including a right of first refusal over any Interests subject to a third party tender offer. On May 14, 2002, the Partnership received the affirmative consent of a majority of the outstanding Interests and the Amendment was adopted.

The Partnership Agreement provides for termination at December 31,
2005.

Results of Operations

The comparative presentation of operations reflects the operation of 935 apartment units during each period presented for 2001. During 2002, the Partnership operated 935 apartment units through January 30, 2002, when The Meadows II was sold, and 619 apartment units thereafter. Two office buildings consisting of approximately 166,000 rentable square feet were operated beginning July 30, 2002.

The following table summarizes the number of properties and related Apartment units or rentable square feet ("RSF") for Office
Buildings during 2002:
                        Number                     Purchase/Sale
                         Of      Apartment             Price
                      Properties   Units     RSF     $ Millions
At December 31, 2001      3         935       0
Q1 Sale of The
 Meadows II Apartments   (1)       (316)      0       $16.0
Q3 Purchase of the
 Office Buildings         2           0     166,000   $10.3
At September 30, 2002     4        619      166,000

The Partnership's acquisition and disposition activity has impacted overall results of operations for the three-month and nine-month periods ended September 30, 2002. Significant changes in revenues and expenses have resulted primarily from the Office Buildings acquired in July 2002, which have been partially offset by the disposition of The Meadows II Apartments in January 2002. Significant changes in expenses have also resulted from changes in insurance costs, general and administrative costs, and interest expense. This impact is discussed in greater detail herein.

Income is received primarily from rental revenue including reimbursements from Office Building tenants for certain operating costs and from parking revenue. As a result of the current slowdown in economic activity, there has been a decrease in occupancy rates and a general decline in overall market rental rates.

Operating revenue from rental income was $1,414,000 in the quarter ended September 30, 2002, compared to $1,212,000 for the same
period in 2001, an increase of 16.7%.   Rental income was provided
by the four sites for the comparative three-month period as set forth below:
                                                        Percent
                   Three Months Ended         Increase  Increase
                 9/30/02        9/30/01       (Decrease) (Decrease)
Pelican Sound   $   767,000   $  774,000     $   (7,000)    0.9%
Town Place          406,000      438,000        (32,000)   (7.3%)
Plymouth            127,000*         ---        127,000      N/A
Spectrum            114,000*         ---        114,000      N/A
Total           $ 1,414,000   $1,212,000     $  202,000    16.7%

* The 2002 figures for Plymouth and Spectrum reflect only two months of operations.

The $202,000 increase in operating revenue consisted of increases of $127,000 at Plymouth and $114,000 at Spectrum, offset by decreases at Town Place of $32,000, and at Pelican Sound of $7,000. The $127,000 increase at Plymouth, and the $114,000 increase at Spectrum, was attributed to their purchase on July 30, 2002. The $32,000 decrease at Town Place was a result of a 3% increase in gross potential rent, offset by a 10% decrease in average occupancy (from 92% to 82%). The $7,000 decrease at Pelican Sound was attributed to a 2% increase in gross potential rent, offset by a 1% decrease in average occupancy (from 97% to 96%). The General Partner believes that the decline in occupancy at both Pelican Sound and Town Place was a direct result of a softening rental market nationwide, and in the Pinellas County, Florida area in particular. The General Partner does not anticipate improved occupancy or improved collections during the fourth quarter of 2002.

Operating revenue from rental income for the nine-month period ended September 30, 2002 was $3,712,000, compared to $3,547,000 for the same period in 2001, an increase of 4.7%. Rental income was provided by the four sites for the comparative nine month periods as set forth below:
                                                        Percent
                   For Nine Months Ended      Increase  Increase
                 9/30/02        9/30/01      (Decrease)  (Decrease)
Pelican Sound    $2,248,000    $2,247,000   $     1,000    0.0%
Town Place        1,223,000     1,300,000       (77,000)  (5.9%)
Plymouth            127,000**           0       127,000     N/A
Spectrum            114,000**           0       114,000     N/A
Total            $3,712,000    $3,547,000   $   165,000    4.7%

** The 2002 figures for Plymouth and Spectrum reflect only two months of operations.

The $165,000 increase in rental income for the nine-month period, compared to the prior year's same nine-month period, is primarily attributed to the operation of the Office Buildings. The $165,000 increase consisted of increases at Plymouth of $127,000, at Spectrum of $114,000, and at Pelican Sound of $1,000, offset by a decrease at Town Place $77,000. The $77,000 decrease at Town Place is attributed to a weakening rental market.

The average monthly gross potential rent per unit at the Apartments for the third quarter of 2002 and for the nine-month period of 2002, and the comparative periods in 2001, is set forth below:

                 Number    Three Months Ended Nine Months Ended
                of Units   9/30/02    9/30/01 9/30/02   9/30/01
Pelican Sound      379      $699       $685      $696     $681
The Meadows II     316      $N/A*      $654      $665*    $643
Town Place         240      $684       $666      $681     $660
All Rental Units   935      $693*      $668      $688*    $663

* The 2002 figures for The Meadows II reflect only one month of operation.

"Gross potential rent" for apartments represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average annual gross potential rent per rentable square foot
("RSF") at the Office Buildings for the two months of ownership in the third quarter of 2002 is set forth below:

                        Three Months Ended 09/30/02
                                   Gross
                         Total      RSF       Average Annual
                         RSF       Leased        Rent/SF
Plymouth                53,573     42,284        $19.08*
Spectrum               112,840     43,694        $18.48*
All office spaces      166,413     85,978        $18.72

* The 2002 figures reflect only two months of operations.

"Gross potential rent" for Office Buildings represents the annualized asking rent per RSF established by the Partnership for vacant rentable space plus the rent in effect for occupied rentable space.

The average occupancy level at the Apartments for the third quarter ended September 30, 2002 and for the nine-month period of 2002, and the comparable periods in 2001, is set forth below:

                Three Months Ended         Nine Months Ended
                 9/30/02    9/30/01        9/30/02    9/30/01
Pelican Sound     95.6%      96.7%         92.6%      94.5%
The Meadows II     N/A       88.3%         90.1%      91.3%
Town Place        81.7%      92.1%         82.9%      90.6%
All Rental Units  90.3%      92.7%         89.1%      92.4%

The average occupancy level at the Office Buildings for the two months of ownership in the third quarter of 2002 is set forth below:
                      Three Months Ended
                          09/30/02
Plymouth                   74.8%*
Spectrum                   36.2%*
All office spaces          51.2%*

* The 2002 figures reflect only two months of operations.

The range of occupancy levels at the Apartments for the third quarter period ended September 30, 2002 and for the nine-month period of 2002, and the comparable periods in 2001, is set forth below:
                   Three Months Ended      Nine Months Ended
                   9/30/02       9/30/01    9/30/02   9/30/01
Pelican Sound      94.5-96.6%  95.9-97.1%    88.8-96.6% 91.7-97.1%
Town Place         80.3-82.5%  90.3-93.4%    80.0-85.7% 87.3-93.4%
All Rental Units   81.7-95.5%  92.2-93.4%    82.9-92.6% 90.8-93.8%

The range of occupancy levels at the office spaces for the three-month period ended September 30, 2002 is set forth below:

                     Three Months Ended
                          9/30/02
Plymouth *               69.4-80.2%
Spectrum *               32.3-40.2%

* The 2002 figures reflect only two months of operations.

The General Partner believes that it is not currently possible to draw any conclusions about where occupancy levels or market rents ultimately will stabilize. Further decreases in occupancy rates and/or rents could adversely affect the Partnership's revenues and results of operations in subsequent periods.

Total operating expenses before depreciation, amortization and debt service in the three-month period ended September 30, 2002 increased by $200,000, from $674,000 to $874,000, compared to the same period of 2001. This consisted of increases at Town Place of $52,000, at Plymouth of $60,000 and at Spectrum of $95,000, offset by a decease at Pelican Sound of $7,000.

For the nine-month period ended September 30, 2002 total operating expenses before depreciation, amortization and debt service increased by $317,000 from $1,977,000 to $2,294,000. This consisted of increases at Pelican Sound of $60,000, Town Place of $102,000, Plymouth of $60,000, and Spectrum of $95,000.

A summary of operating expenses before depreciation, amortization, and debt service by site follows:

                                       Increase   Increase
           For the Three Months Ended (Decrease) (Decrease)
               9/30/02    9/30/01      Amount    Percent
Pelican Sound $406,000   $  413,000    $  (7,000)   (1.7%)
Town Place     313,000      261,000       52,000    19.9%
Plymouth        60,000            0       60,000      N/A
Spectrum        95,000            0       95,000      N/A
Total         $874,000   $  674,000    $ 200,000    29.7%

                                       Increase    Increase
           For the Nine Months Ended   (Decrease) (Decrease)
               9/30/02    9/30/01      Amount      Percent
Pelican Sound $1,253,000   $1,193,000    $  60,000      5.0%
Town Place       886,000      784,000      102,000     13.0%
Plymouth          60,000            0       60,000       N/A
Spectrum          95,000            0       95,000       N/A
Total         $2,294,000   $1,977,000    $ 317,000     16.0%

The $102,000 increase in operating expenses at Town Place was primarily attributable to an increase in insurance expense of $37,000, an increase in utilities expense of $13,000, an increase in personnel expenses of $18,000, an increase in grounds expenses of $5,000, an increase in outside contractors of $17,000, and an increase of other items of $12,000.

The $60,000 increase in operating expenses at Pelican Sound was primarily attributable to an increase in insurance expense of $60,000, an increase in utilities of $15,000, an increase in personnel of $27,000, offset by a decrease in outside contractors of $9,000 and a decrease in building services of $33,000.

As a result of the terrorist acts on September 11, 2001, the Partnership has realized increased costs for property insurance and safety and security. The General Partner believes that these increased costs will remain higher than similar costs incurred in previous periods for the foreseeable future. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in these operating expenses over a base amount. The General Partner believes that a significant portion of any increase in these operating expenses will be offset by expense reimbursements from tenants.

As a result of the foregoing, net income from rental property operations before debt service, depreciation and amortization, was approximately $540,000 for the third quarter of 2002, compared to $538,000 for the comparable 2001 period, an increase of approximately $2,000. The net increase consisted of increases at Plymouth of $67,000 and at Spectrum of $19,000, offset by a decrease at Town Place of $84,000.

For the nine-month period ended September 30, net income from rental operations before depreciation, amortization, and debt service is approximately $1,416,000 for the 2002 period compared to $1,569,000 for the comparable 2001 period, a decrease of approximately $153,000. The decrease consists of decreases at Town Place of $180,000 and at Pelican Sound of $59,000, which were offset by increases at Plymouth of $67,000 and at Spectrum of $19,000.

A summary of net operating income before depreciation, amortization, and debt service, by site including the percent of the total for each site for the three-month periods ended follows:

                                              Increase  Increase
                   9/30/02         9/30/01   (Decrease)(Decrease)
               Amount  Percent  Amount Percent Amount    Percent
Pelican Sound $361,000   67%   $361,000  67% $         0   (0.0%)
Town Place      93,000   17%    177,000  33%     (84,000) (47.5%)
Plymouth        67,000   12%          0   0%      67,000     N/A
Spectrum        19,000    4%          0   0%      19,000     N/A
Total         $540,000  100%   $538,000 100% $     2,000)   0.4%

A summary of net operating income before depreciation, amortization, and debt service, by site for the nine-month periods ended follows:

                                             Increase   Increase
                    9/30/02     9/30/01     (Decrease) (Decrease)
               Amount Percent Amount Percent   Amount   Percent
Pelican Sound $  994,000  70% $1,053,000  67% $ (59,000)  (5.6%)
Town Place       336,000  24%    516,000  22%  (180,000) (34.9%)
Plymouth          67,000   5%          0   0%    67,000   N/A
Spectrum          19,000   1%          0   0%    19,000   N/A
Total       $ 1,416,000 100% $1,569,000 100% $(153,000)  (9.8%)

Interest expense for the third quarter of 2002 increased approximately $87,000 from the comparable 2001 period primarily as a result of a higher amount of average outstanding debt between the comparative periods. Interest expense decreased approximately $195,000 for the nine-month period, primarily as a result of a lower amount of average outstanding debt between the comparative periods. The sale of The Meadows II Apartments reduced the related mortgage debt in January 2002 by approximately $8.8 million. The purchase of Office Buildings on July 30, 2002 increased the mortgage debt by approximately $10.1 million. On August 29, 2002, the Partnership reduced the mortgage debt on the Office Buildings by approximately $1.3 million, from $10.1 million to $8.8 million.

The net income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization decreased $65,000 for the third quarter of 2002 compared to 2001, and decreased $171,000 for the nine-month period.

The Partnership's net other expenses increased during the third quarter in 2002 by approximately $11,000. The $11,000 increase consisted of a decrease in interest income of $9,000, an increase in partnership management expenses of $2,000, which was attributable to legal expenses and other costs incurred.

The Partnership's net other expenses increased during the nine-month period in 2002 by approximately $88,000. The $88,000 increase consisted of a decrease in interest income of $31,000, and an increase in partnership management expenses of $57,000.

The Partnership's net loss from continuing operations for the quarter ended September 30, 2002 was approximately $196,000, compared to net income of approximately $52,000 in the same period of 2001. For the nine-month periods the Partnership's net loss from continuing operations for 2002 was approximately $520,000, compared to a net loss of approximately $137,000 for 2001.

Exclusive of depreciation and amortization, the Partnership's net income from continuing operations for the quarters ended September 30, 2002 and 2001 was approximately $32,000 and $243,000, respectively. For the nine-month periods the net income from continuing operations exclusive of depreciation and amortization was approximately $91,000 for 2002 and $423,000 for 2001.

Liquidity and Sources of Capital

Net cash flow from operations represents the primary source of liquidity to fund distributions, debt service, and capital improvements. The General Partner expects that cash reserves will provide for funding of working capital, tenant improvements, and unanticipated cash needs. The Partnership's net cash flow from operations is dependent upon the occupancy level of the Properties, the collectibility of rent from tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect the net cash flow from operations. Such changes, in turn, would adversely affect the Partnership's ability to fund distributions, debt service, and capital improvements.

At September 30, 2002 there was approximately $705,000 of cash and cash equivalents and escrow deposits available to pay liabilities. In addition, approximately $216,000 was held in a tax escrow account on September 30, 2002.

During the first nine months of 2002, cash and cash equivalents decreased by approximately $2,479,000 as shown herein on the Statements of Cash Flows. Operating activities provided approximately $873,000 during the nine months. Proceeds from the sale of The Meadows I Apartments generated approximately $6,663,000. The cash flow and cash reserves were used to make cash distributions to the limited partners of approximately $462,000 (of which approximately $88,000 (19%) was considered to be portfolio income subject to income taxes), to make principal payments on the outstanding mortgage notes of approximately $1,552,000 (not including the payment of the principal balance of The Meadows II mortgage at closing on January 31), to redeem Limited Partnership Interests using approximately $2,897,000, to pay tender offer expenses of approximately $80,000, to pay debt issue costs of approximately $302,000, to purchase assets capitalized as part of the investment properties in the amount of approximately $396,000, to purchase 4,200 units in DMLP for $4,200,000, and to establish a tax escrow of approximately $215,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs for the foreseeable future, if the cash distributions to the partners are suspended until occupancy increases at the office buildings.

Current liabilities total approximately $7,591,000, consisting of approximately $6,423,000 of mortgage principal liabilities and $1,168,000 of other current liabilities.

The mortgage note on Town Place is due in May 2003 and will require a balloon payment of approximately $6.0 million. The Town Place mortgage note bears interest at a fixed rate of 7.0% per annum.
The Partnership has applied to the lender for a reduction in the interest rate and for an extension of the maturity date to October 2007. The Partnership expects to execute a revised note and mortgage modification in November 2002.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses from investment properties. Investment property operations generated net income in the third quarter of 2002 of approximately $45,000 (before depreciation and amortization of $229,000) compared to net income of approximately $245,000 for the same period in 2001. For the nine-month period, the net income from investment properties was approximately $212,000 (before depreciation and amortization of $610,000), compared to net income of $459,000 for the same period in 2001.

The Limited Partnership Agreement provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. In July the Partnership paid to the Limited Partners the June declaration of approximately $128,000 ($12.50 per Interest). Cash distributions were suspended during the third quarter of 2002. A distribution payable to the General Partner of $2,000 was accrued during the first six months of 2002, and payment will be made before year end. Through September 30, 2002, the Partnership declared cash distributions of approximately $14.8 million (82% of original capital) to the Limited Partners since the inception in 1986. Cumulative cash distributions range from $845 (85%) to $992 (99%) per $1,000 Interest purchased in the initial public offering by an original holder, depending upon the date of purchasing the Interest.

The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of approximately $1.8 million over the next five years. These obligations will most likely be satisfied by cash generated from operations. The Pelican Sound note is due in 2006 and will require a balloon payment of approximately $11.4 million. The Office Buildings note is due in August 2007 and requires a balloon payment of approximately $8.2 million. It is anticipated that all of the properties will be sold or refinanced prior to the maturity dates.

The three mortgage notes on Pelican Sound, Town Place, and the Office Buildings bear interest at 7.50%, 7.00%, and 8.46% respectively. The Partnership has applied for a reduction of the interest rates of its two nonrecourse mortgage that encumber
Pelican Sound and Town Place.

Pelican Sound was independently appraised at an estimated value of $19.0 million as of April 8, 2002. The current outstanding principal balance of the mortgage debt is approximately $12,432,000. The mortgage note on Pelican Sound is due in October 2006 and will require a balloon payment of approximately $11.4 million. The Pelican Sound mortgage note bears interest at a fixed rate of 7.5% per annum. The Partnership has applied to the lender for a reduction of the interest rate and an extension of the maturity date to October 2007. The Partnership expects to execute a revised note and mortgage modification in November 2002.

Town Place was independently appraised at an estimated value of $11.5 million as of April 8, 2002 and at $10.4 million as of September 20, 2002. The current outstanding principal balance of the mortgage debt is approximately $6,090,000.

The Partnership is exploring the feasibility of refinancing the mortgage loans on Pelican Sound and Town Place during the next six months. Additional proceeds, if any, from such refinancing in excess of the existing mortgage debt would provide additional liquidity.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Partners' Capital increased by approximately $4,597,000 during the first nine months of 2002 due to the net income for the nine-month period of approximately $7,779,000, less cash distributions declared payable to the partners of approximately $296,000, less the redemption of Interests of approximately $2,807,000, less tender offer expenses of approximately $80,000.

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

Depreciation of Investment in Real Estate

The Partnership depreciates the building component of its investment in real estate over a 30-year estimated useful life, building improvements over a 30-year estimated useful life, land improvements over a 15-year estimated useful life, and both the furniture, fixtures and equipment and replacements components over a 5-year estimated useful life, all of which are judgmental determinations.

Fair Value of Financial Instruments

The valuation of financial instruments under SFAS No. 107 and SFAS No. 133 requires the Partnership to make estimates and judgments that affect the fair value of the instruments. The Partnership bases its estimates on factors relevant to the financial instruments.

Capitalization of Fixed Assets and Improvement to Apartments:

The Partnership's policy with respect to capital expenditures that improve the value of the property or extend the useful life of the component asset of the property. The Partnership tracks improvements to apartments in two major categories and several subcategories:

 Replacements (inside the unit).  These include:

           carpets and hardwood floors;
           appliances;
           mechanical equipment such as individual furnace/air
               units, hot water heaters, etc;
           furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc;
           flooring such as vinyl, linoleum or tile; and blinds/shades

          All personal property replacements are depreciated over a 5-year estimated useful life. All permanent fixture replacements are depreciated over a 30-year estimated useful life. The Partnership expenses as incurred all maintenance and turnover costs such as cleaning, interior painting of individual units and the repair of any replacement item noted above.

          Building improvements (outside the unit).  These include:

          roof replacement and major repairs;
          paving or major resurfacing of parking lots, curbs,
            sidewalks;
          amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;
          major building mechanical systems;
          interior and exterior structural repair, replacements and exterior painting;
          major landscaping and grounds improvement; and vehicles and office and maintenance equipment.

          All building improvements are depreciated over a 35-year estimated useful life. All land improvements are depreciated over a 15-year estimated useful life. The
          Partnership expenses as incurred all recurring expenditures that do not improve the value of the asset or extend its useful life.

Capital Improvements, Tenant Improvements and Leasing Commissions of Office Buildings

          Capital Improvements

Significant renovations and improvements which improve or extend the useful life of the office buildings are capitalized. The
Partnership categorizes these capital expenditures as follows:

            Capital Improvements - improvements that enhance
               the value of the property such as lobby
               renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

             Redevelopments Costs - include costs associated
               with the redevelopment of an office property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

          Tenant Improvements and Leasing Commissions

Costs related to the renovation, alteration or build-out of existing second-generation space, as well as related leasing commissions, are capitalized. These tenant improvements may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

Revenue Recognition for Apartments

Rental income attributable to leases is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Interest income is recorded on an accrual basis. Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on a year-to-year or month-to-month basis.

Revenue Recognition for Office Buildings

Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Partnership records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded from tenants for the current difference between the straight-line rent and the rent that is contractually due from the tenant ("Deferred Rent Receivable"). When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purpose of this calculation.

Item 3. Control and Procedures

Evaluation of Disclosures Controls and Procedures

Within the 90-day period prior to the date of this report, the Partnership, under the supervision and with the participation of the Partnership's management, including Jeffrey Keierleber, the Partnership's Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (the "Evaluations"). Based upon the Evaluation, Mr. Keierleber concluded that the Partnership's disclosure controls and procedures are effective in ensuring that material information relating to the Partnership is made known to him by others within the Partnership, particularly during the period in which this quarterly report was being prepared, in a timely manner after consideration of all permitted extensions.

Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation described above.

PART II.

OTHER INFORMATION

Items 1 through 5. Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits: See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

          (b) The Partnership filed two reports on Form 8-K during the quarter.

          A Form 8-K dated July 30, 2002 was filed on August 14,
          2002 to report the purchase of Plymouth and Spectrum.

          A Form 8-K dated August 29, 2002 was filed on September 13, 2002 to report (i) the Partnership's investment in DMLP and (ii) the purchase by DMLP of the mortgage note encumbering Plymouth and Spectrum, including the use of cash reserves to reduce the outstanding principal balance from $10,079,064 to $8,801,838.

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

                            DECADE COMPANIES INCOME PROPERTIES -
                                  A LIMITED PARTNERSHIP
                                            (Registrant)
                             By: DECADE COMPANIES
                                (General Partner)

Date:   November 19, 2002      By: /s/ Jeffrey Keierleber
                                       Jeffrey Keierleber
                                 General Partner and Principal
                                   Financial and Accounting Officer
                                      of Registrant

                          Certifications

I, Jeffrey Keierleber, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Decade Companies Income Properties - A Limited Partnership.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
          (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002       /s/ Jeffrey Keierleber
                              Jeffrey Keierleber
                              Principal Executive Officer and
                              Principal Financial Officer

                          EXHIBIT INDEX
                                to
                   FORM 10-QSB QUARTERLY REPORT
             For the quarter ended September 30, 2002

Exhibit                       Incorporated Herein      Filed
Number    Description         by Reference to          Herewith

11        Statement re: computation
          of Earnings per Interest                           X

99.2      Certification of Chief
          Executive Officer and Chief
          Financial Officer Pursuant
          to 18 U.S.C. Section 1350,
          as Adopted Pursuant to
          Section 906 of the Sarbanes-
          Oxley Act of 2002                                 X

Exhibit 11 - Statement re: Computation of Per Interest Earnings

The following table sets forth the computation of earnings per
Interest:
                         Three Months Ended   Nine Months Ended
                         9/30/02    9/30/01    9/30/02   9/30/01
Numerator
Net income (loss) attributable
to Limited Partners 99%  $(195,697) $ 75,998  $7,701,637 $(35,701)

Denominator
Denominator for basic earnings
per Interest-weighted-average
Interest                  10,261.51  13,397.27 11,625.02 13,398.94

Net income (loss)
per Interest               ($19.07)   $5.67   $662.51    $(2.66)

Exhibit 99.2

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Decade Companies Income Properties (the "Partnership") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey Keierleber, certifying in my dual capacities as Chief Executive Officer and Chief Financial Officer of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Jeffrey Keierleber
Jeffrey Keierleber
Chief Executive Officer and Chief Financial Officer
November 19, 2002