Form 10KSB
period 2002-12-31
DECADE COMPANIES INCOME PROPERTIES
filed 2003-03-31
CIK 775840

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-KSB
(Mark One)

          [ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002
                                 or
          [   ]     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from________________to_______________

Commission file no.: 0-21455

DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP
          (Name of small business issuer in its charter)

          Wisconsin                         39-1518732
(State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

N19 W24130 Riverwood Dr. #100
Waukesha, Wisconsin                           53188
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number: 262-522-8990

Securities registered under Section 12(b) of the Exchange Act:
                              None

Securities registered under Section 12(g) of the Exchange Act:
                  Limited Partnership Interests
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     .   No X   .

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for its most recent fiscal year.$5,678,488

The aggregate market value of the Limited Partnership Interests
("Interests") is indeterminable because there is no established or organized market for the Interests.

                   ANNUAL REPORT ON FORM 10-KSB

                              INDEX

                   YEAR ENDED December 31, 2002

    DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP


Part I                                            Item    Page
Description of Business                              1      3
Description of Properties                            2     21
Legal Proceedings                                    3     37
Submission of Matters to a Vote of Security Holders  4     37

Part II
Market for Limited Partnership
Interests and Related Partner Matters                5     37
Management's Discussion and Analysis or Plan
of Operation                                         6     38
Financial Statements                                 7     64
Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                  8     64

Part III
Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a)
of the Exchange Act                                  9     64
Executive Compensation                              10     65
Security Ownership of Certain Beneficial Owners and
Management                                          11     66
Certain Relationships and Related Transactions      12     67
Exhibits and Reports on Form 8-K                    13     68
Controls and Procedures                             14     69
Signatures                                                 70
Certifications                                             71
Exhibit Index                                              73
Audited Financial Statements                               76

PART I

Item 1.  Description of Business

(a) Business Development

Decade Companies Income Properties - A Limited Partnership (the "Partnership") is a limited partnership formed in 1985 under the Uniform Limited Partnership Act of the State of Wisconsin. A brief summary of the development of the Partnership during the last three years follows:

During the last three years the Partnership owned and operated at various times, three residential apartment complexes and two office buildings. During the entire three-year period, the Partnership operated two residential apartment complexes consisting of 619 rental apartment units located in Florida. The Partnership also owned and operated one residential complex consisting of 316 units located in Madison, Wisconsin, until it was sold on January 31, 2002. On July 30, 2002, the Partnership purchased two office buildings consisting of approximately 166,000 rentable square feet located in Florida, and on August 27, 2002, invested in an entity that was created to purchase and own the outstanding mortgage on the two office buildings.

In September 2001, the Partnership entered into an agreement to sell the Meadows II Apartments to an unaffiliated party for a disposition price of approximately $15.9 million. The closing was completed on January 31, 2002. At closing, the proceeds from the sale were used to pay off the first mortgage loan of approximately $8,802,000. The net proceeds from the sale of $6,663,000 were placed into an exchange escrow with a bank acting as the qualified intermediary.

In October 2001, the Partnership received proceeds of approximately $2.56 million from the mortgage financing on The Meadows II that was not disbursed at the loan closing in October 1998. These proceeds were placed into the cash reserves of the Partnership.

In March 2002, the Partnership redeemed and retired 135.76 limited partnership interests (the "Interests") for $81,456.

In April 2002, Pelican Sound was independently appraised at an estimated value of $19.0 million.

In April 2002, Town Place was independently appraised at an estimated value of $11.5 million.

On May 4, 2002, the Partnership solicited a consent from all Limited Partners of the Partnership to amend the Partnership Agreement. An amendment to the Partnership Agreement was adopted on May 14, 2002. The amendment grants the Partnership the right to purchase Interests in the Partnership on terms and conditions no less favorable than those offered by third parties in exchange for Interests, including a right of first refusal over any Interests subject to a third party tender offer.

On May 13, 2002, the Partnership purchased and retired 3,000
Interests using $2,685,000 of cash reserves.

On July 30, 2002, the Partnership purchased two office buildings as replacement properties for The Meadows II. The office buildings were purchased subject to the existing nonrecourse first mortgage loan of approximately $10,075,000 (the TIAA Note"), using funds from The Meadows II exchange escrow.

On August 27, 2002, the Partnership used $4.2 million of cash reserves from The Meadows II exchange escrow to purchase 4,200 units (the "DMLP Units") (approximately 47.7% of the 8,8105 DMLP Units issued and outstanding) of Decade Mortgage Loan Partners LLC ("DMLP"). DMLP was formed by affiliates of the General Partner for the purpose of purchasing the TIAA Note.

On August 29, 2002, DMLP purchased the TIAA Note, and the
Partnership simultaneously reduced the outstanding principal balance of the Note by $1,277,226 (from $10,079,064 to $8,801,838).
In connection with this transaction, the Partnership also paid a prepayment penalty of $302,372 computed at 3% of the outstanding principal balance of the TIAA Note, in exchange for certain modifications to be made to the terms of the TIAA Note.

In September 2002, Town Place was independently appraised at an estimated value of $10.4 million.

In October 2002, the Partnership revised the nonrecourse mortgage loans on Pelican Sound and Town Place to reduce the interest rate and amend other terms of the two loans.

In December 2002, the Partnership purchased an additional 85 Units of DMLP for $85,000 to increase its ownership of DMLP to approximately 48.7%.

In its ordinary course of operations, the Partnership has received offers on the sale of its Properties (as defined below). The Partnership has received numerous oral and written offers during 2000, 2001, and 2002, all containing conditions, with prices as described below:

          Pelican Sound - 2000: The Partnership received and rejected or countered two offers for Pelican Sound Apartments (or expressions of interests to such effect) averaging $19.1 million, and ranging from a low of $18.2 million to a high of $20.0 million. These were not considered to be firm offers and contained contingencies deemed to be unacceptable.

          Pelican Sound - 2001: The Partnership did not receive any offers.

          Pelican Sound - 2002: The Partnership did not receive any offers.

          Town Place - 2000: The Partnership did not receive any offers.

          Town Place - 2001: The Partnership did not receive any offers.

          Town Place - 2002: The Partnership did not receive any offers.

          Plymouth Plaza - 2002: The Partnership did not receive any offers.

          Spectrum - 2002: The Partnership did not receive any offers.

The Partnership will continue to consider any offers for any sale of its remaining Properties, but does not anticipate a sale and cannot assure Limited Partners that the Properties will be sold during 2003. The Partnership is seeking to obtain offers with no or minimal contingencies that allow the Partnership the time and ability to conclude a tax deferred exchange for any or all of the Properties.

(b) Business of Issuer

The Partnership is engaged in the business of owning and operating residential apartments and office buildings. In January 1989, the Partnership acquired The Meadows II Apartments, a 316-unit apartment complex located in Madison, Wisconsin. The Meadows II was sold on January 31, 2002. In February 1990, the Partnership acquired Town Place Apartments, a 240-unit apartment complex located in Clearwater, Florida. In November 1993, the Partnership acquired Pelican Sound Apartments, a 379-unit apartment complex located in St. Petersburg, Florida. In July 2002, the Partnership acquired Plymouth Plaza Office Building located in Clearwater, Florida and Spectrum Office Building located in Maitland, Florida. The apartment complexes owned by the Partnership are collectively referred to as the "Apartments" throughout this report. The office buildings owned by the Partnership are collectively referred to as the "Office Buildings" throughout this report. The Apartments and the Office Buildings are collectively referred to as the "Properties" throughout this report.

At the close of business on December 31, 2002, the Partnership's 10,261.51 Interests were held by 430 Limited Partners. The General Partner of the Partnership is Decade Companies - A General Partnership (of which Jeffrey Keierleber and Decade 80, Inc. are the general partners). The principal offices of Decade Companies and the Partnership are located at N19 W24130 Riverwood Drive, Suite 100, Waukesha, Wisconsin 53188-1131, Telephone (262) 522-8990.

Competition

The real estate investment business is highly competitive. The Apartments are in competition for residents with numerous other alternative sources of housing, including, but not limited to, apartment complexes owned by affiliates of the General Partner.
The Office Buildings are in competition for tenants with numerous other alternative sources of office space, including, but not limited to, office buildings owned by affiliates of the General Partner. Many of these third party competitors may have greater resources than those of the Partnership or may be associated with individuals with broader experience than that of management of the General Partner. Additional residential rental projects and office rental projects may be built which may compete directly with the Partnership's Properties.

In addition, demand by purchasers for investment properties of the type owned by the Partnership may increase or decrease. This competition is primarily based on property location, condition, and asking rent. These factors may increase or decrease the price of potential property acquisitions/sales.

No Dependence on One or a Few Major Customers

The Partnership is not dependent upon any single tenant or small groups of tenants for its overall operating success. The loss of any one of or a small group of tenants would not have a material adverse effect. The Partnership does not foresee any events or market trends which would have a materially adverse effect upon the Partnership's revenues, except for increased competition for residents of the Apartments and for tenants of the Office Buildings.

The real estate operation of the Partnership, including the value of its real estate holdings, may be affected by many factors over which the Partnership has limited or no control, among them, changes in general and local economic conditions, interest rate levels, availability and terms of financing, changes in tax laws and fluctuations in operating costs. The principal factors affecting rental rates and occupancy levels include location, ease of access, amenities, and the quality of property management. The Partnership has diversified its investments geographically and competes in several apartment and office building markets including Clearwater, Maitland, and St. Petersburg, Florida.

Environmental Matters

See the section "Environmental Matters" in Item 6 herein for information on environmental matters.

Employees

During 2002, the Partnership did not directly employ any individuals. In order to effectively manage the personnel function of operating the Properties and to control the costs of compensation (including wages, worker's compensation, unemployment, payroll taxes, health care, and 401(k) profit sharing plans), the individuals who perform services for the Partnership and for the Properties are employed by the General Partner or its affiliate, Decade Properties, Inc. The costs of these employee services are reimbursed by the Partnership based upon the records of such employees in performing such services multiplied by a rate established to cover overhead and expenses incurred to perform such duties. The Properties are managed by Decade Properties, Inc., an affiliate of the General Partner. Employees and affiliates of the General Partner perform the on-site management services required to operate and maintain the Apartments and render partnership management services to the Partnership including maintaining investor communications, compliance with tax laws and other applicable governmental regulations, and cash management.

Risk Factors

Set forth below are the risks that the Partnership believes are important to Limited Partners who own Interests in the Partnership.

The Partnership's Performance and Interest Value are Subject to
Risks Associated with the Real Estate Industry

General

Real property investments are subject to varying degrees of risk and are relatively illiquid. Several factors may adversely affect the economic performance and value of the Partnership's Properties. These factors include changes in the national, regional and local economic climate, local conditions such as an oversupply of multifamily properties or office buildings or a reduction in demand for the Partnership's Apartments or Office Buildings, the attractiveness of our Apartments to residents, the attractiveness of our Office Buildings to tenants, competition from other available multifamily property owners or office building owners, and changes in market rental rates. The Partnership's performance also depends on the Partnership's ability to collect rent from residents of the Apartments and from tenants of the Office Buildings, and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

The Partnership May be Unable to Renew Leases or Relet Apartment
Units or Relet Office Space as Leases Expire

When the Partnership's residents of the Apartments decide not to renew their leases upon expiration, the Partnership may not be able to relet their apartment units. When the Partnership's tenants of the Office Buildings decide not to renew their leases upon expiration, the Partnership may not be able to relet their office space. Even if the apartment residents or the office tenants do renew or the Partnership can relet the apartment units or the office space, the terms of renewal or reletting may be less favorable than current lease terms. Virtually all of the Partnership's leases for Apartments are generally for terms of not more than one year. If the Partnership is unable to promptly renew the leases or relet the Apartments or the Office Buildings, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Partnership's results of operations and financial condition will be adversely affected. Consequently, the Partnership's cash flow and ability to service debt would be reduced. As a result of general economic conditions and competitive factors discussed above, the Partnership has experienced a trend of level rents and increased concessions when entering into new leases during 2002.

New Acquisitions May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties

The Partnership intends to continue to actively exchange multifamily properties and office buildings until the termination of the Partnership, which is scheduled for December 31, 2005, unless extended. While not yet decided, the General Partner may propose and amendment to extend the term of the Partnership. Newly acquired properties may fail to perform as expected. The Partnership may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. Additionally, the Partnership expects that other major real estate investors with significant capital will compete with it for attractive investment opportunities. This competition may increase prices for multifamily properties and office buildings. The Partnership may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

Because Real Estate Investments Are Illiquid, the Partnership May
Not Be Able To Sell Properties When Appropriate

Real estate investments generally cannot be sold quickly. The Partnership may not be able to change its portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of the Partnership's investments could aversely affect the Partnership's financial condition and ability to make distributions to the Limited Partners in the future.

Changes in Property Tax Rates Could Affect the Partnership's
Business

Under existing leases, the Partnership is generally not able to pass through to its apartment residents any real estate taxes, income taxes or other taxes. Consequently, any such tax increases may adversely affect the Partnership's financial condition and limit the Partnership's ability to make distributions to its Limited Partners in the future.

Environmental Problems are Possible and can be Costly

Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos, and that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

Substantially all of our Properties have been the subject of environmental assessments completed by qualified independent environmental consultant companies. These environmental assessments have not revealed, nor are we aware of, any environmental liability that the General Partner believes would have a material adverse effect on our business, results of operations, financial condition or liquidity.

The General Partner believes that over the past two years, there have been an increasing number of lawsuits against owners and managers of multifamily properties other than the Partnership alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. The Partnership has adopted programs designed to minimize the existence of mold in any of its Properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents, tenants, or the Property.

The Partnership cannot be assured that existing environmental assessments of our Properties reveal all environmental liabilities, that any prior owner of any of the Partnership's Properties did not create a material environmental condition not known to the Partnership, or that a material environmental condition does not otherwise exist as to any one or more of the Partnership's Properties.

Insurance Policy Deductibles and Exclusions

In order to partially mitigate the substantial increase in insurance costs in recent years, the General Partner has determined to gradually increase deductible amounts. As of December 31, 2002, the Partnership property insurance policy provides for a per occurrence deductible of $5,000, and for Florida Properties the windstorm insurance policy provides for a per occurrence deductible of 3% of Property value per building. While higher deductible amounts expose the Partnership to greater potential uninsured losses, the General Partner believes that the savings in insurance premium expense justifies this increased exposure. The General Partner anticipates that deductibles will likely further increase for 2003 policy renewals.

As a result of the terrorist attacks of September 11, 2001, insurance carriers have created exclusions for losses from terrorism from our "all risk" insurance policies. While separate terrorism insurance coverage is available in certain instances, premiums for such coverage are generally very expensive, with very high deductibles. Moreover, the terrorism insurance coverage that is available typically excludes coverage for losses from acts of foreign governments as well as nuclear, biological and chemical attacks. The Partnership has determined that it is not economically prudent to obtain terrorism insurance to the extent otherwise available, especially given the significant risks that are not covered by such insurance. In the event of a terrorist attack impacting one or more of the Properties, the Partnership could lose the revenues from the Property, its capital investment in the Property and possibly face liability claims from residents, tenants, or others suffering injuries or losses. The Partnership believes, however, that the number and geographic diversity of its portfolio help to mitigate its exposure to the risks associated with potential terrorist attacks.

Debt Financing Could Adversely Affect the Partnership's Performance

General

The Partnership's total mortgage debt summary, as of December 31, 2002, included:

              Debt Summary as of December 31, 2002

                              Dollars          Weighted
                              in Thousands    Average Rate
        Secured                27,156            5.19%

       Fixed Rate              8,793            8.46%
       Floating Rate          18,363            3.63%
       Total                  27,156            5.19%

The Partnership's use of debt financing creates certain risks, including the following.

Scheduled Debt Payments Could Adversely Affect the Partnership's
Financial Condition

In the future, the Partnership's cash flow could be insufficient to meet required payments of principal and interest or to resume payment of distributions on the Partnership's Interests at expected levels.

The Partnership may not be able to refinance existing debt (which in virtually all cases requires substantial principal payments at maturity) and, if the Partnership can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Partnership's cash flow will not be sufficient in all years to repay all maturing debt. As a result, the Partnership may be forced to postpone capital expenditures necessary for the maintenance of its properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to the Partnership. The Partnership's debt maturity schedule as of December 31, 2002 is as follows:

         Debt Maturity Schedule as of December 31, 2002

                      Dollars
      Year            in Thousands       % of Total
      2003                650              2.4%
      2004                712              2.6%
      2005                745              2.7%
      2006                779              2.9%
      2007             24,270             89.4%
      Total            27,156            100.0%

Financial Covenants Could Adversely Affect the Partnership's
Financial Condition

If a Property the Partnership owns is mortgaged to secure payment of indebtedness and the Partnership is unable to meet the mortgage payments, the holder of the mortgage could foreclose on the Property, resulting in loss of income and asset value. Foreclosure on mortgaged Properties or an inability to refinance existing indebtedness would likely have a negative impact on the Partnership's financial condition and results of operations. A foreclosure could also result in the Partnership's recognition of taxable income without the Partnership actually receiving cash proceeds from the disposition of the Property with which to distribute to the Partners to pay the tax.

The mortgages on the Partnership's Properties may contain customary negative covenants that, among other things, limit the Partnership's ability, without the prior consent of the lender, to further mortgage the Property and to reduce or change insurance coverage. The mortgages under which a substantial portion of the Partnership's debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on the Partnership's ability to incur secured indebtedness or transfer to another party. Our credit facility and indentures are not cross-defaulted and also do not contain cross default provisions with other material indebtedness.

The Partnership's Degree of Leverage Could Limit Its Ability to
Obtain Additional Financing

The Partnership's Debt-to-Total Capitalized Cost Ratio was 83.9% as of December 31, 2002. The Partnership has a policy of incurring indebtedness for financing Properties if (1) the aggregate amount of mortgage indebtedness (other than short-term financing) which may be incurred in connection with the acquisition of Properties shall not exceed 50% of their fair market value (determined by appraisals prepared by independent appraisers) on a combined basis, and (2) the aggregate amount of such mortgage indebtedness incurred in connection with financing or refinancing Properties subsequent to their acquisition shall not exceed 75% of their aggregate independently appraised value; The Partnership's degree of leverage could have important consequences to Limited Partners. For example, the degree of leverage could affect the Partnership's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other general partnership purposes, making the Partnership more vulnerable to a downturn in business or the economy generally.

Rising Interest Rates Could Adversely Affect Cash Flow

Two of the Partnership's mortgage loans bear interest at variable rates based upon LIBOR at various interest periods. The Partnership may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase the Partnership's interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and the Partnership's ability to service its debt and to make distributions to Limited Partners in the future.

The Partnership Depends on Key Personnel

The Partnership depends on the efforts of Jeffrey Keierleber, and other executive officers. If they resign, the operations could be temporarily adversely effected.

Control and Influence by Significant Limited Partners Could be
Exercised in a Manner Adverse to Other Limited Partners

As of March 31, 2003, Mr. Jeffrey Keierleber, one of the general partners of Decade Companies, which is the General Partner of the Partnership, owned in the aggregate approximately 64.7% of the outstanding Interests. As a result of his security ownership in the General Partner, Mr. Keierleber has substantial influence and control over the Partnership. As a result of his security ownership in the Interests of the Partnership, Mr. Keierleber has substantial influence over the Partnership to the extent that Limited Partners have the right to vote on matters. Accordingly, Mr. Keierleber is in a position to influence the Partnership's affairs. This influence could conceivably be exercised in a manner that is inconsistent with the interests of other Limited Partners.

Limited Partners' Ability to Effect Changes in Control of the
Partnership is Limited

Provisions of the Partnership Agreement Could Inhibit Changes in
Control

Certain provisions of the Partnership Agreement may delay or prevent a change in control of the Partnership or other transactions that could provide the Limited Partners with a premium over the then-prevailing secondary market price of their Interests or which might otherwise be in the best interest of the Partnership's Limited Partners. These include the Fair Price Provision, and the Right of First Refusal Provision of the Partnership Agreement, and certain voting provisions that could delay or prevent a change of control or other transactions that might otherwise be in the interest of the Partnership's Limited Partners.

               Federal Income Tax Considerations

General

The following discussion summarizes the federal income tax considerations material to a Limited Partner. It is not exhaustive of all possible tax considerations. For example, it does not give a detailed discussion of any state, local or foreign tax considerations. The following discussion also does not address all tax matters that may be relevant to prospective Limited Partners in light of their particular circumstances. Moreover, it does not address all tax matters that may be relevant to Limited Partners who are subject to special treatment under the tax laws, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations and persons who are not citizens or residents of the United States.

The specific tax attributes of a particular Limited Partner could have a material impact on the tax considerations associated with the purchase, ownership and disposition of Interests. Therefore, it is essential that each prospective Limited Partner consult with his or her own tax advisors with regard to the application of the federal income tax laws to the Limited Partner's personal tax situation, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

The information in this section is based on the current Internal Revenue Code, current, temporary and proposed Treasury regulations, the legislative history of the Internal Revenue Code, current administrative interpretations and practices of the Internal Revenue Service, including its practices and policies as set forth in private letter rulings, which are not binding on the Internal Revenue Service, and existing court decisions. Future legislation, regulations, administrative interpretations and court decisions could change current law or adversely affect existing interpretations of current law. Any change could apply retroactively. Thus, it is possible that the Internal Revenue Service could challenge the statements in this discussion, which do not bind the Internal Revenue Service or the courts, and that a court could agree with the Internal Revenue Service.

The Partnership's Taxation

The Partnership is treated as a partnership for federal and state income tax purposes. Under present federal and state income tax law, a partnership is not a taxable entity. Instead, each item of partnership income, gain, loss, deduction, or credit flows through to the partnership (in the manner provided by the partnership agreement, as though the partners had earned or incurred such item directly. Therefore, the Partnership generally will not be subject to federal income tax on its taxable income or capital gain. This treatment eliminates the double taxation that applies to most corporations, which pay a tax on their income and then distribute dividends to shareholders who are in turn taxed on the amount they receive.

The Partnership files with the Internal Revenue Service, and with certain states, information returns on which it reports its income, gain, losses, deductions, and credits and shows how those items are allocated among the Partners in the Partnership. Each Limited Partner's allocable share of such items is entered on a schedule which is prepared by the Partnership and forwarded to each Partner.

The Partnership believes that it has qualified to be taxed as a partnership, rather than as an association taxable as a corporation, for all of its taxable years beginning with 1986. The Partnership also believes that its current structure and method of operation is such that it will continue to qualify as a partnership. However, the Partnership cannot provide any assurance that the Partnership will continue to satisfy the requirements under the Internal Revenue Code for any particular year.

If the Partnership fails to qualify for taxation as a partnership in any taxable year, the Partnership will be subject to tax on its taxable income at regular corporate rates. The Partnership also may be subject to the corporate "alternative minimum tax." As a result, the Partnership's failure to qualify as a partnership would significantly reduce the cash the Partnership may have available to distribute to its Limited Partners.

State and Local Taxes. The Partnership may be subject to state or local taxation in various jurisdictions, including those in which it transacts business or resides. The Partnership's state and local tax treatment may not conform to the federal income tax consequence discussed above. Consequently, prospective Limited Partners should consult their own tax advisors regarding the effect of state and local tax laws on an investment in Interests.

Taxation of Domestic Limited Partners Subject to U.S. Tax

General. Each Partner is required to include on his personal (or corporate, or other) income tax return his or her allocable share of the Partnership's income, whether or not any cash is actually distributed, and each Partner is allowed to claim his or her allocable share of the Partnership's deduction, credit, and losses. If the Partnership sustains a net loss for any taxable year, each Partners will be entitled to deduct his or her allocable share of such net loss on his or her individual income tax return, but only to the extent of certain limitations. There are three separate potential limitations on the amount of Partnership losses that a Limited Partner may deduct on their return. These limitations and the order in which they must be applied are as follows: the basis rules, the at-risk rules, and the passive loss rules.

To the extent the Partnership makes distributions to its taxable domestic Limited Partners, such distributions will be considered a return of capital. Such distributions will be treated as a tax-free distribution and will reduce the tax basis of a shareholder's common shares by the amount of the distribution so treated. To the extent that such distributions cumulatively exceed a taxable domestic Limited Partner's tax basis, such distributions are taxable as a gain from the sale of his Interests. Limited Partners may also include in their individual income tax returns any of the Partnership's net operating losses or capital losses, to the extent permitted by law.

Generally, a portion of the Partnership's capital gains allocated to Limited Partners will be classified as an unrecaptured Section 1250 gain distribution. An unrecaptured Section 1250 gain would be taxable to taxable domestic Limited Partners that are individuals, estates or trusts at a maximum rate of 25%.

In general, a Limited Partner will recognize gain or loss for federal income tax purposes on the sale or other disposition of Interests in an amount equal to the difference between:

               (a) the amount of cash and the fair market value of any property received in the sale or other disposition; and

               (b) the Limited Partner's adjusted tax basis in the Interests.

The gain or loss will be capital gain or loss if the Interests were held as a capital asset. Generally, the capital gain or loss will be long-term capital gain or loss if the Interests were held for more than one year. Limited Partners are urged to consult with their own tax advisors with respect to the impact of tax rules on their capital gains tax.

Taxation of Domestic Tax-Exempt Limited Partners

Most tax-exempt organizations are not subject to federal income tax except to the extent of their unrelated business taxable income, which is often referred to as UBTI. Unrelated Business Income ("UBI") is defined in Sections 511 through 514 and applicable regulations of the Internal Revenue Code. These Code Sections apply to an investment by a retirement plan in a limited partnership (See Rev Rule 79-222). Whenever a trust receives income from a trade or business which is not "substantially related" to the trust's exempt function, that income is considered to be UBI. Thus, if a trust is a partner in partnership, and the partnership is engaged in the conduct of an "active" trade or business, then 100% of the income from that partnership generated to the retirement trust is considered UBI.

Under Section 514 of the Code, the UBI tax applies to an investment by a trust in any income-producing property on which there is an "acquisition indebtedness" at any time during the taxable year. Although rents from real property are generally excluded from UBTI, the Code provides for the inclusion in UBTI as an item of gross income with respect to debt-financed property and amount based upon the average acquisition indebtedness on the property. In addition, if the property is acquired subject to a mortgage, the amount of the mortgage is considered an acquisition indebtedness incurred in acquiring the property. The exemption Code Sec. 514(c)(9) applies to qualified plans but not to IRA plans. The Partnership does have mortgage on the property owned and therefore the UBI tax applies to investments made by IRAs and other qualified plans.

Taxation of Foreign Investors

Federal income taxation of foreign investors (including foreign corporations) is a highly complex matter that may be affected by many considerations, including any applicable tax treaty provisions. Foreign investors should consult with and must rely upon their own tax advisors concerning the application of federal income tax laws.

Item 2.  Description of Properties

(a) Location

The Apartments and Office Buildings which were owned by the Partnership as of December 31, 2002 were:

                                                  Rental
Name of Apartment Complex     Location            Units
  Pelican Sound            St. Petersburg, Florida   379
  Town Place               Clearwater, Florida       240
                                                     619

						  Rentable
                                                  Square
Name of Office Buildings      Location            Footage
Spectrum                 Maitland, Florida         53,573
Plymouth Plaza           Clearwater, Florida      112,840
                                                  166,413

Pelican Sound is pledged as collateral against a mortgage encumbrance of $12.32 million. Town Place is pledged as collateral against a mortgage encumbrance of $6.05 million. The Office
Buildings are pledged as collateral against a mortgage encumbrance of approximately $8.79 million.

(b) Investment policies

          (1) Investments in real estate or interests in real estate.

          The investment policy of the Partnership is to primarily invest in real estate located in the state of Florida, although real estate situated anywhere in the continental
     United States may be acquired. Although there is no restriction on the type of real estate in which the Partnership may invest, the Partnership has to date concentrated its real estate holdings to residential apartment complexes and office buildings located in the States of Florida and in the past, Wisconsin.

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

          (2)  Investments in real estate mortgages

          The Partnership Agreement also authorizes the Partnership to invest in real estate mortgages. The Partnership did make real estate mortgages totaling approximately $5.5 million from 1986 to 1989 but has not done so since then. None of the initial mortgage loan investments remain outstanding.

          During 2002, the Partnership invested $4,285,000 in DMLP which is an affiliated entity that was created by the General Partner and Affiliates to purchase the outstanding mortgage loan in the amount of $8.8 million that encumbers the two Office Buildings owned by the Partnership. The Partnership owns 4,285 of the 8,805
     DMLP Units outstanding.

          It is not anticipated that the Partnership will invest in another real estate mortgage loan.

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

          The Partnership Agreement permits the Partnership to participate in joint venture investments with non-Affiliates provided that it acquires a controlling interest therein. The Partnership is permitted to invest in a joint venture arrangement with another joint venture formed by the General Partner or Affiliates provided the Affiliate has identical investment objectives, there are no duplicate property management or other fees, the sponsor compensation is substantially identical in each real estate program, the Partnership is granted the right of first refusal to purchase the real property if the affiliated joint venturer wishes to sell the property, and the investment of each of the real estate programs is otherwise on substantially the same terms and conditions. The Partnership anticipates seeking to amend some of the restrictions.

(c) Description of Real Estate and Operating Data

(1)  The general character and location of each of the two
Apartments and the two Office Buildings owned by the Partnership at December 31, 2002 are separately described below. Each of the Properties is a residential garden-style apartment complex or office building. In the view of the General Partner, the Properties are suitable and adequate for such use.

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

     Spectrum Office Building
     900 Winderly Place
     Maitland, Florida

          The office building is located in the Maitland Venter office park in Maitland, Orange County, Florida. Spectrum is a two-story, 125,098 square foot (with approximately 113,000 rentable square feet) atrium-style office building, built in 1986. The land area is approximately 9.28 acres. There are approximately 409 grade level parking spaces. The Maitland Center office park is adjacent to Interstate 4.

     Plymouth Plaza Office Building
     26750 U.S. 19 North
     Clearwater, Florida

          The office building is located in the North Pinellas office submarket in Clearwater, Pinellas County, Florida. Plymouth Plaza is a five-story, 53,723 rentable square foot office building. The building includes a 354-car, five level parking garage and 47 surface spaces. The property has access from Countryside Boulevard and U.S. 19 service road. The former owner of Plymouth retained approximately 4.5 acres of vacant land adjacent to Plymouth. The Partnership agreed to enter into a lease agreement with the owner of the vacant parcel for parking privileges in the parking garage owned by the Partnership.

(2) During fiscal 2002, the Partnership held fee simple title to each of the Properties. The nature and amount of all material mortgages, liens or encumbrances are separately described below, including the current principal amount of each material encumbrance, interest and amortization provisions, prepayment provisions, maturity date, and the balance due at maturity assuming no prepayments, all as of December 31, 2002.

                                                   Spectrum
                         Pelican       Town          and
                          Sound        Place       Plymouth
Current principal amount $12,317,722  $6,045,272    $8,793,253
Interest rate               3.63%        3.63%        8.46%
Amortization provisions     23 yrs.      20 yrs.      25 yrs.
Prepayment provisions        (1)          (2)          (3)
Maturity date            10/05/07     10/05/07     08/01/07
Balance due at maturity
assuming no prepayments  $10,527,134  $14,971,337  $8,202,148

               (1) Prepayment of principal is permitted at any time. A prepayment penalty equal to one percent (1%) calculated on the unpaid principal balance will apply if the prepayment occurs at any time prior to October 5, 2003.

               (2) Prepayment of principal without penalty is permitted in whole or in part without penalty.

               (3) Prepayment of principal in full or in part is permitted on the first day of any calendar month, upon 90 days prior notice to the lender (DMLP) and upon payment in full of a prepayment penalty equal to the greater of (1) two percent (2%) of the outstanding principal balance and
          (2) the amount computed under a yield maintenance formula defined in the Note.

(3)  The Partnership does not lease any Properties from others.
There are no options or contracts to purchase or sell any of the Properties.

The leases with tenants of the Apartments are generally for periods of one year, but sometimes month to month. The rent for each apartment unit varies according to its size and amenities.

The average monthly gross potential rent ("GPR") per unit at the Apartments (excluding discontinued operations) for the month of December of each of the last two years and the related occupancy rate ("OR") for December of each year is set forth below:

                Number          December     December
               of Units           2002         2001
                                GPR   OR      GPR   OR
All Units        935            $678   89%    $678   89.0%
Pelican Sound    379            $692   92%    $692   92.0%
Town Place       240            $675   89%    $675   89.0%

For December of the prior two years, the apartment mix and monthly asking rents at Pelican Sound Apartments was:

                        Number
                          of   Square         Asking Rent
Style                   Units   Feet    12/02           12/01
One-bedroom/one bath     128    505   $575-615        $580-615
One bedroom/one bath     156    700   $645-705        $665-705
One-bedroom/one bath/den  27    830   $785-802        $785-802
Two-bedroom/two bath      68    910   $830-880        $865-880
                         379

For December of the prior two years, the apartment mix and monthly asking rents at Town Place Apartments was:

                      Number
                        of   Square          Asking Rent
Style                 Units   Feet      12/02          12/01
One-bedroom/Suite       36    540      $532-580       $580
One bedroom/Garden      72    720      $580-620       $600-625
Two-bedroom/one bath    36    836      $665-725       $700-725
Two-bedroom/two bath    96  1,036      $710-790       $760-790
                       240

The leases with tenants of the Office Buildings vary in their terms from one to ten years. The rent for each tenant varies according to its size and amenities.

The average annual gross potential rent per rentable square foot
("RSF") at the Office Buildings for the five months of ownership in 2002 is set forth below:

                                           2002
                                      Gross
                           Total       RSF       Average Annual
                           RSF        Leased        Rent/SF
Spectrum                  112,840     43,694        $18.48*
Plymouth                   53,573     42,284        $19.08*
All office spaces         116,413     85,978        $18.72

* The 2002 figures reflect only five months of operations.

"Gross potential rent" for Office Buildings represents the annualized asking rent per RSF established by the Partnership for vacant rentable space plus the rent in effect for occupied rentable space.

The average occupancy level at the Office Buildings for the month of December 2002 is set forth below:

                          December 2002
                              Spectrum                      38.7%
                              Plymouth                      78.9%
                         All office spaces             51.7%

(4) Any proposed program for the renovation, improvement or development of the Properties, including the estimated cost thereof and the method of financing to be used, is set forth below.

At Pelican Sound the proposed 2003 budget includes a total of approximately $319,000: $92,000 for repairs to the building exteriors; $50,000 for carpet replacement; $50,000 for roof replacement; $29,000 for repairs to apartment interiors; $29,000 for appliances; $23,000 for office equipment and furniture; $10,000 for heaters and air conditioners; $10,000 for repairs to pool and tennis courts and $26,000 for other items.

At Town Place the proposed 2003 budget includes a total of approximately $208,000: $42,000 for paving; $35,000 for repairs to building exteriors; $29,000 for carpet replacement; $24,000 for roof replacement; $18,000 for appliances; $15,000 for pool and tennis courts; $14,000 for tile and vinyl replacement; $10,000 for landscaping; and $21,000 for other items.

At Spectrum the proposed 2003 budget includes a total of approximately $43,000: $8,000 for landscaping; and $33,000 for tenant improvements and other items.

At Plymouth Plaza the proposed 2003 budget includes a total of approximately $95,000: $12,000 for carpet replacement; $20,000 for landscaping; and $63,000 for tenant improvements and other items.

All renovations are scheduled to be paid for by the Partnership's operating cash flow and cash reserves.

(5) The Apartments owned by the Partnership during fiscal 2002 are located in developed areas that include other multifamily properties. The number of competitive multifamily properties in a particular area could have a material effect on the Partnership's ability to lease units at the Apartments and on the rents charged. The Partnership may be competing with other entities that have greater resources than the Partnership and whose managers have more experience than that of the management of the General Partner. In addition, other forms of multifamily properties, including multifamily properties controlled by the General Partner and affiliates, and single-family housing, provide housing alternatives to potential residents of multifamily properties.

The Office Buildings owned by the Partnership during fiscal 2002 are located in developed areas that include other office buildings. The number of competitive office buildings in a particular area could have a material effect on the Partnership's ability to lease space at the Office Buildings and on the rents charged. The Partnership may be competing with other entities that have greater resources than the Partnership and whose managers have more experience than that of the management of the General Partner. In addition, office buildings controlled by the General Partner and affiliates provide alternatives to potential tenants of office buildings.

(6) In the opinion of the General Partner, the Properties are adequately covered by insurance.

(7) With respect to each Property owned at December 31, 2002, the following additional information is provided:

                                   Average for year
(i)  Occupancy rate               2002           2001
     All Apartments                88%            92%
     Pelican Sound                 92%            94%
     Town Place                    83%            89%

The average occupancy level at the Office Buildings for the five months of ownership in 2002 is set forth below:

                    Five Months Ended
                        12/31/02
All Office Buildings      52.9%*
Spectrum                  39.1%*
Plymouth                  80.0%*

*  The 2002 figures reflect only five months of operations.

(ii) Tenant information

No tenant in the Apartments occupies 10% or more of the rentable square footage of any Property. Each tenant occupies the Property as a personal residence. The principal provisions of each of their leases are essentially the same except for the negotiated amount of monthly rent. All leases require the timely monthly payment of rent, and require a security deposit for damages. Most leases are written for the term of one year, although terms of six months, or month-to-month also exist.

At Spectrum, no tenant occupies 10% or more of the rentable square footage.

At Plymouth Plaza, three tenants occupy 10% or more of the rentable square footage. Lucent Technology is in the telecommunications business and occupies 15,464 square feet (approximately 29% of Plymouth Plaza). West Florida Division, Inc. is in the staffing business and occupies 10,361 square feet (approximately 19% of Plymouth Plaza). Raymond James is in the securities investment business and occupies 8,549 square feet (approximately 16% of Plymouth Plaza). The principal provisions of each of the leases are essentially the same except for the negotiated amount of monthly rent. All leases require the timely monthly payment of rent, and require a security deposit for damages. The Lucent Technology lease requires annualized rent of $340,313, and expires in June 2004. The West Florida Division lease requires annualized rent of $192,794, and expires in February 2005. The Raymond James lease requires annualized rent of $174,228, and expires in October 2003.

(iii) Principal business use

Each of the Apartments are used for residential purposes and is not used to conduct commercial business, occupations or professions.

Each of the Office Buildings are used for commercial businesses, occupations or professions.

(iv) Annual rental information

     The average effective annual rental per Apartment unit owned at December 31, 2002, was as follows:
                                               Annualized Rent
                              Number         Per Apartment Unit
                              of Units       2002      2001
     All Apartments           935            $7,045    $7,244
     Pelican Sound            379            $7,487    $7,482
     Town Place               240            $6,348    $6,868

The average effective annual rental per occupied rentable square foot ("RSF") at the Office Buildings at December 31, 2002, was as follows:

                                             Annualized Rent
                              Occupied       Per Occupied RSF
                                RSF         2002      2001
     All Office Buildings     85,978         $18.89    N/A
     Spectrum                 43,694         $18.34    N/A
     Plymouth Plaza           42,284         $19.47    N/A

(v)  Lease expirations

     A schedule of lease expirations for each of the next ten years is set forth below.
                                                          the
                                                       percentage
Year  the number of the total area  the annual rental   of gross
      tenants whose in square feet  represented by such  annual
      leases will   covered by such  leases (approximate) rental
      expire        leases (approximate)              represented
                                                         by such
                                                         leases

2003   528            416,000            2,610,000      72%
2004     3             18,000              185,000      22%
2005     6             24,000              145,000      43%
2006     0                  0                    0       0%
2007     4             10,000              167,000     100%
2008   N/A               N/A                 N/A        N/A
2009   N/A               N/A                 N/A        N/A
2010   N/A               N/A                 N/A        N/A
2011   N/A               N/A                 N/A        N/A
2012   N/A               N/A                 N/A        N/A

          (A) The approximate number of tenants whose leases will expire in 2003 are as follows:

                    All Properties           528
                    Pelican Sound            330
                    Town Place               190
                    Spectrum                   7
                    Plymouth Plaza             1

          (B) The approximate total area in square feet covered by such leases that will expire in 2002 are as follows:

                    All Properties           416,000
                    Pelican Sound            225,000
                    Town Place               158,000
                    Spectrum                  24,000
                    Plymouth Plaza             9,000

          (C) The approximate annual rental represented by such leases that will expire in 2002 is as follows:

                    All Properties           $2,610,000
                    Pelican Sound            $1,381,000
                    Town Place               $  775,000
                    Spectrum                 $  309,000
                    Plymouth Plaza           $  145,000

          (D) The percentage of gross annual rental represented by such leases that will expire in 2003 is 72% for the Properties.

          The percentage of gross annual rental represented by such leases that will expire in 2003 is 100% for the Apartments.

          The percentage of gross annual rental represented by such leases that will expire in 2003 is 31% for the Office
     Buildings.

(vi) Depreciation information

(A)  Federal tax basis

The federal tax basis for each of the Properties is set forth below:

                                        Accumulated      Tax
Pelican Sound                 Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 2,712      $     0        $ 2,712
Land Improvements                900          480            420
Buildings and Improvements     8,795        2,711          6,084
Personal Property              1,610        1,349            261
Total                        $14,017      $ 4,540        $ 9,477

                                        Accumulated      Tax
Town Place                    Cost      Depreciation     Basis
                                        (in thousands)
Land                         $ 1,362      $     0        $ 1,362
Land Improvements                 46            6             40
Buildings and Improvements     5,039        2,179          2,860
Personal Property                950          782            168
Total                        $ 7,397      $ 2,967        $ 4,430

                                        Accumulated      Tax
Spectrum                      Cost      Depreciation     Basis
                                        (in thousands)
Land                         $  536      $     0        $   536
Land Improvements                36           18             18
Buildings and Improvements    4,773        2,256          2,517
Personal Property               565          493             72
Total                        $5,910      $ 2,767        $ 3,143

                                        Accumulated      Tax
Plymouth Plaza                Cost      Depreciation     Basis
                                        (in thousands)
Land                         $  515      $     0        $   515
Land Improvements                59           19             40
Buildings and Improvements    4,528        2,165          2,363
Personal Property               542          473             69
Total                        $5,644      $ 2,657        $ 2,987

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

(vii) Real estate taxes
                              Realty             Annual
                              Tax                Realty
                              Rate               Taxes

     Pelican Sound       $24.7343 per $100    $320,816
     Town Place          $23.0975 per $100    $187,187
     Spectrum            $17.3039 per $100    $202,708
     Plymouth Plaza      $23.2911 per $100    $ 95,494

          A discount of up to 4% (1% per month) is available for early payment of the tax due on March 31.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings or to any known claims which are expected to have a material adverse effect.

Item 4.  Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders during the fourth quarter of fiscal 2002.

                             PART II

Item 5.  Market for Limited Partnership Interests and Related
Partner Matters

a)  Market Information

There has not been an organized public trading market and it is not anticipated that a public market for Limited Partnership Interests in the Partnership will develop.

b)  Security Holders

As of March 31, 2003, there were 428 interest holders of record on the Partnership's books and records.

c)  Dividends or Similar Distributions

The Partnership Agreement provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. Cash distributions were suspended during the third and fourth quarters of 2002.

During the last two years, quarterly cash distributions to Limited Partners were declared at the rate of 5% per annum on the original capital investment through the second quarter of 2002. Cash distributions declared to the Limited Partners for the two year period ended December 31, 2002 were made as follows:

            Period        Date        Amount Distributed
            Ended         Paid      Total     Per $1,000 Interest
          03/31/01     04/20/01     $167,504         $12.50
          06/30/01     07/20/01     $167,466         $12.50
          09/30/01     10/18/01     $167,466         $12.50
          12/31/01     01/18/02     $167,466         $12.50
          03/31/02     04/18/02     $167,770         $12.50
          06/30/02     07/19/02     $128,269         $12.50
          09/30/02       N/A        $  0             $ 0
          12/31/02       N/A        $  0             $ 0

The actual amount and frequency of future cash distributions will depend upon future cash flows generated by operations, capital requirements, debt service requirements, financial condition, and working capital requirements. It is not anticipated that cash distributions will be resumed during 2003.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

The financial statements included in Item 7 present the balance sheet as of December 31, 2002 and present the cash flow and results of operations for the two years ended December 31, 2002. The following discussion and analysis of the results of operations and financial condition of the Partnership should be read in conjunction with the Financial Statements and Notes thereto. Capitalized terms used herein and not defined are as defined elsewhere in the Annual Report on Form 10-KSB for the year ended December 31, 2002.

Forward-looking statements in this Item 6 as well as Item 1 of this Annual Report on Form 10-KSB are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "will," "believe," "expect," "anticipate," "estimate," "intends," "project," or "continue" or the negative thereof or other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Partnership to differ materially from anticipated future results, performance of achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

                    occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, new construction of office buildings, continuing decline in employment, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond the Partnership's control;

                    alternative sources of capital to the Partnership or labor and materials required for maintenance, repair, or capital expenditure are more expensive than anticipated;
          and

                    additional factors as discussed in Part I of the Annual Report on Form 10-KSB, particularly those under "Risk
          Factors".

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Financial Condition

During 2002, cash and cash equivalents decreased by $3,183,000 from $3,183,000 at December 31, 2001 to $0 at December 31, 2002. During 2002, approximately $605,000 was generated by operating activities, approximately $5,400,000 was used by financing activities, and approximately $1,612,000 was generated in investing activities as shown herein on the Statements of Cash Flows.

Approximately $10,927,000 of fixed asset additions were capitalized during 2002 ($5,344,000 at Spectrum, $5,094,000 at Plymouth Plaza, $410,000 at Pelican Sound, and $10,000 at Town Place).

Total liabilities were approximately $29.4 million at December 2002, up from $29.2 million at December 2001, primarily due to an increase in the amount due to the General Partner for deferred fees and interest offset by a decrease in the outstanding mortgage balances.

The use of leverage through borrowings is intended to assist the Partnership in meeting its investment objective of achieving capital appreciation for the Limited Partners. The total leverage on the three Properties at year end is 83.9% of the capitalized cost, compared to 82.8% at the end of 2001.

The use of mortgage financing creates unrelated business taxable income ("UBTI") for qualified plan investors.

Partners' Capital increased by $4,252,000 during 2002. The increase was attributable to $296,000 of distributions declared to the Partners and $2,891,000 of redeemed units offset (which includes tender offer expenses of $85,000) by the net income of $7,439,000 for financial reporting purposes (after depreciation and amortization of $1,179,000).

Results of Operations

The comparative presentation of operations reflects the operation of 935 apartment units during the entire 2001 year. During 2002, the Partnership operated 935 apartment units through January 31, 2002, when The Meadows II was sold, and 619 apartment units thereafter. Two office buildings consisting of approximately 166,000 rentable square feet were operated beginning July 30, 2002.

The following table summarizes the number of Properties and related Apartment units or rentable square feet ("RSF") for Office
Buildings during 2002:

                        Number                     Purchase/Sale
                         Of      Apartment             Price
                      Properties   Units     RSF     $ Millions
At December 31, 2001      3         935       0
Q1 Sale of The
 Meadows II Apartments   (1)       (316)      0       $16.0
Q3 Purchase of the
 Office Buildings         2           0     166,000   $10.3
At December 31, 2002      4         619     166,000

The Partnership's acquisition and disposition activity has impacted overall results of operations for the year ended December 31, 2002. Significant changes in revenues and expenses have resulted primarily from the Office Buildings acquired in July 2002, which have been partially offset by the disposition of The Meadows II Apartments in January 2002. Significant changes in expenses have also resulted from changes in insurance costs, general and administrative costs, and interest expense. This impact is discussed in greater detail herein.

Income is received primarily from rental revenue including reimbursements from Office Building tenants for certain operating costs and from parking revenue. As a result of the current slowdown in economic activity, there has been a decrease in occupancy rates and a general decline in overall market rental rates.

Operating revenue from 2002 rental income was $5,284,000 compared
to $4,702,000 for 2001, an increase of 12.4%.   Rental income was
provided by the four sites as set forth below:
                                                             Percent
                   Three Months Ended         Increase  Increase
                     2002         2001        (Decrease) (Decrease)
Pelican Sound   $ 2,981,000   $2,982,000     $   (1,000)   0.03%
Town Place        1,612,000    1,720,000       (108,000)  (6.30%)
Plymouth            362,000*         ---        362,000     N/A
Spectrum            329,000*         ---        329,000     N/A
Total           $ 5,284,000   $4,702,000     $  582,000   12.40%

* The 2002 figures for Plymouth and Spectrum reflect only five months of operations.

The $582,000 increase in operating revenue consisted of increases of $362,000 at Plymouth and $329,000 at Spectrum, offset by decreases at Town Place of $108,000, and at Pelican Sound of $1,000. The $362,000 increase at Plymouth, and the $329,000 increase at Spectrum, was attributed to their purchase on July 30, 2002 and operations for the five months thereafter. The $108,000 decrease at Town Place was a result of a 2% increase in gross potential rent, offset by a 6% decrease in average occupancy (from 89% to 83%). The $1,000 decrease at Pelican Sound was attributed to a 2% increase in gross potential rent, offset by a 2% decrease in average occupancy (from 94% to 92%). The General Partner believes that the decline in occupancy at both Pelican Sound and Town Place was a direct result of a softening rental market nationwide, and in the Pinellas County, Florida area in particular. The General Partner does not anticipate improved occupancy or improved collections during 2003.

The average monthly gross potential rent per unit at the Apartments (excluding discontinued operations) for the two year period, is set forth below:

                                              Increase  Increase
                   Number                    (Decrease)(Decrease)
                  of Units       2002    2001  Amount   Percent
All Apartments       935         $683    $666   $17       2.6%
Pelican Sound        379         $698    $683   $15       2.2%
Town Place           240         $682    $663   $19       2.9%

"Gross potential rent" for apartments represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average annual gross potential rent per rentable square foot
("RSF") at the Office Buildings for the five months of ownership in 2002 is set forth below:

                        Five Months Ended 12/31/02
                                   Gross
                         Total      RSF       Average Annual
                         RSF       Leased        Rent/SF
All Office Buildings   166,413     85,978        $18.89
Spectrum               112,840     43,694        $18.34*
Plymouth                53,573     42,284        $19.47*

* The 2002 figures reflect only five months of operations.

"Gross potential rent" for Office Buildings represents the annualized asking rent per RSF established by the Partnership for vacant rentable space plus the rent in effect for occupied rentable space.

The average occupancy level at the Apartments (excluding discontinued operations) for the two year period was:

                                                       Increase
                                 2002         2001     (Decrease)
All Apartments                   88%          92%        (4%)
Pelican Sound                    92%          94%        (2%)
The Meadows II                   90%          91%        (1%)
Town Place                       83%          89%        (6%)

The range of occupancy levels at the Apartments (excluding discontinued operations) for the two years was:

                              2002             2001
All Apartments             85.9-91.4%       88.7-93.7%
Pelican Sound              89.1-96.6%       89.8-97.0%
Town Place                 79.3-85.9%       83.9-93.4%

The average occupancy level at the Office Buildings for the five months of ownership in 2002 is set forth below:

                              12/31/02
All office spaces             52.9%*
Spectrum                      39.1%*
Plymouth Plaza                80.0%*

* The 2002 figures reflect only five months of operations.

The General Partner believes that it is not currently possible to draw any conclusions about where occupancy levels or market rents ultimately will stabilize. Further decreases in occupancy rates and/or rents could adversely affect the Partnership's revenues, results of operations, and cash flows in subsequent periods.

Total operating expenses before depreciation, amortization and debt service increased $667,000. The increase was comprised of increases at Spectrum ($273,000), at Plymouth Plaza ($207,000), at Town Place ($96,000) and at Pelican Sound ($91,000). A summary of operating expenses before depreciation and debt service by site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     2002        2001       Amount      Percent
Pelican Sound     $1,612,000  $1,521,000   $  91,000       6.0%
Town Place         1,140,000   1,044,000      96,000       9.2%
Plymouth Plaza       207,000         ---     207,000       N/A
Spectrum             273,000         ---     273,000       N/A
Total             $3,232,000  $2,565,000   $ 667,000      26.0%

The changes in operating expenses can be explained as follows:

Pelican Sound

The $91,000 increase in expenses at Pelican Sound consisted of increases in various expenses totaling $149,000, offset by decreases in other expenses totaling $58,000.

The increases primarily consisted of the following:

               Building exterior repairs     $ 55,000
               Insurance                       39,000
               Personnel                       10,000
               Landscaping                      9,000
               Utilities                        9,000
               Contract security                6,000
               Other                           21,000
               Total                         $149,000

The $55,000 increase in building exterior repairs was a non-recurring expense incurred in 2002.

The $39,000 increase in insurance was due to higher premiums.

The $10,000 increase in personnel consisted mainly of a $10,000 increase in on-site manager expenses.

The decreases primarily consisted of the following:

               Wallpaper                     $  9,000
               Property management              9,000
               Administration                   3,000
               Flooring replacement             3,000
               Other                           34,000
               Total                         $ 58,000

Town Place

The $96,000 increase in expenses at Town Place consisted of increases in various expenses totaling $183,000, offset by decreases in expenses totaling $87,000.

The increases primarily consisted of the following:

               Building exterior repairs      $ 58,000
               Insurance                        28,000
               Maintenance                      18,000
               Utilities                        17,000
               Personnel                         9,000
               Property taxes                    4,000
               Other                            49,000
               Total                          $183,000

The $58,000 increase in building exterior repairs was a non-recurring expense incurred in 2002.

The $28,000 increase in insurance was due to higher insurance premiums.

The $9,000 increase in personnel primarily consists a increase in maintenance personnel expenses.

The decreases primarily consisted of the following:

               Landscaping                    $23,000
               Exterior painting               22,000
               Property management              6,000
               Administration                   3,000
               Other                           33,000
               Total                          $87,000

The $22,000 decrease in exterior painting was a non-recurring expenses incurred in 2001.

As a result of the terrorist acts on September 11, 2001, the Partnership has realized increased costs for Property insurance and safety and security expenses. The General Partner believes that these increased costs will remain higher than similar costs incurred in previous periods for the foreseeable future. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in these operating expenses over a base amount. The General Partner believes that a significant portion of any increase in these operating expenses will be offset by expense reimbursements from tenants.

The increase in operating revenue of $582,000, offset by the increase in operating expenses of $667,000, resulted in an decrease of $85,000 in net operating income from Property operations before depreciation, amortization and debt service. The decrease was comprised of increases at Plymouth of $155,000 and at Spectrum of $56,000, offset by a decreases at Pelican Sound of ($92,000) and at
Town Place of ($204,000).   A summary of net operating income from
Property operations before depreciation, amortization, and debt service by site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     2002        2001       Amount      Percent
Pelican Sound     $1,369,000  $1,461,000   $(92,000)     (6.3%)
Town Place           472,000     676,000   (204,000)    (30.2%)
Plymouth             155,000           0    155,000       N/A
Spectrum              56,000           0     56,000       N/A
Total             $2,052,000  $2,137,000   $(85,000)     (4.0%)

Interest expense increased $108,000. The increase was comprised of an increase for Plymouth of $158,000 and at Spectrum of $165,000, offset by a decrease for Pelican Sound of $128,000 and a decrease for Town Place of $87,000. The decreases for Pelican Sound and Town Place are the result of interest charged on the decreasing principal balances of the notes and a lower interest rate on both mortgages. Per refinancing of both note agreements on the Apartments, the rates on the mortgages became variable on October 1, 2002.

The purchase of the Office Buildings on July 30, 2002 increased the mortgage debt by approximately $10.1 million. On August 29, 2002, the Partnership reduced the mortgage debt on the Office Buildings by approximately $1.3 million, from $10.1 million to $8.8 million.

After considering the effect of interest expense, 2002 calendar year net operating income before depreciation and amortization expense was $503,000. A summary of net operating income before depreciation and amortization by site follows:

                                           Increase    Increase
                                          (Decrease)  (Decrease)
                     2002        2001       Amount      Percent
Pelican Sound     $  531,000  $  495,000   $  36,000       7.3%
Town Place            84,000     201,000    (117,000)    (58.3%)
Plymouth              (3,000)          0      (3,000)      N/A
Spectrum            (109,000)          0    (109,000)      N/A
Total             $  503,000  $  696,000   $(193,000)    (27.7%)

The net income from real estate activities is partially sheltered by deductions for depreciation and amortization which did not affect cash flow. Depreciation and amortization increased $426,000 from 2001 levels.

As a result of the foregoing, net loss from investment Properties operations for 2002 was $676,000, compared to $27,000 in 2001.

Net other expense increased approximately $270,000 from 2001 calender year levels. The increase is attributable to a $159,000 increase in administrative expenses and a $10,000 increase in interest expense on payables to affiliates, offset by a $100,000 decrease in interest income earned. The increase in administrative expenses is primarily attributable to legal and accounting expenses associated with governmental reporting compliance and tax computations and planning associated with the exchange of The Meadows II for the Office Buildings and the purchase of the investment in DMLP, investor relations expenses, and other partnership management expenses. As a result of these expenses, the Partnership may take actions during 2003 to reduce the number of Limited Partners to fewer than 300 (from the current 428) in order to qualify to terminate registration of the Interests under the Securities and Exchange Act of 1934 (the "Exchange Act"). The termination of registration of the Interests under the Exchange Act would likely reduce certain of the Partnership's administrative costs, such as legal, accounting, printing, mailing and investor communications expenses, and would reduce the information required to be furnished by the Partnership to the Securities and Exchange Commission and the Limited Partners.

As a result of the foregoing, the net loss before equity in earnings of unconsolidated investment and discontinued operations for 2002 was $1,042,000, compared to net loss of $123,000 in 2001.

Liquidity

Net cash flow from operations represents the primary source of liquidity to fund debt service, capital improvements, and distributions (if any). The General Partner expects that cash reserves will provide for funding of working capital, tenant improvements, and unanticipated cash needs. The Partnership's net cash flow from operations is dependent upon the occupancy level of the Properties, the collectibility of rent from tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect the net cash flow from operations. Such changes, in turn, would adversely affect the Partnership's ability to fund distributions, debt service, and capital improvements.

The Partnership did not have any cash or cash equivalents as of December 31, 2002. Cash decreased approximately $3,283,000 during 2002 as shown on the Statements of Cash Flows. Escrow deposits decreased $21,000 from the prior year balance.

Operating activities provided approximately $605,000 during 2002. Proceeds from the sale of The Meadows I Apartments generated approximately $6,663,000. The cash flow and cash reserves were used to make cash distributions to the limited partners of approximately $462,000 (of which approximately $88,000 (19%) was considered to be portfolio income subject to income taxes), to make principal payments on the outstanding mortgage notes of approximately $1,720,000 (not including the payment of the principal balance of The Meadows II mortgage at closing on January
31), to redeem Limited Partnership Interests using approximately $2,807,000, to pay tender offer expenses of approximately $85,000, to pay debt issue costs of approximately $591,000, to purchase assets capitalized as part of the investment Properties in the amount of approximately $828,000 and to purchase 4,285 units in DMLP for $4,285,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs for the foreseeable future, provided that the cash distributions to the partners continue to be suspended until occupancy increases at the Properties.

Current liabilities total approximately $1.50 million, consisting of $650,000 of current mortgage principal liabilities, $263,000 of checks issued in excess of bank balance, $245,000 payable to the General Partner and affiliates, $123,000 of accrued interest payable, $89,000 of tenant security deposits, $79,000 of accounts payable, and $51,000 of other current liabilities.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses.
Investment Property operations generated a profit in 2002 of $503,000 (before depreciation and amortization of $1,179,000) compared to $696,000 in 2001.

The Limited Partnership Agreement provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside for reserves. Cash distributions were suspended during the third quarter of 2002. Through December 31, 2002, the Partnership declared cash distributions of approximately $14.8 million (82% of original capital) to the Limited Partners since the inception in 1986. Cumulative cash distributions range from $845 (85%) to $992 (99%) per $1,000 Interest purchased in the initial public offering by an original holder, depending upon the date of purchasing the Interest.

The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of $3.5 million over the next five years. These obligations should be satisfied by cash generated from operations. In the year 2007 the Town Place mortgage note requires a balloon payment that will total $4.97 million. The Pelican Sound note is due in 2007 and will require a balloon payment of approximately $10.5 million. The Office Buildings note is due in August 2007 and required a balloon payment of approximately $8.2 million. It is anticipated that all of the Properties will be sold or refinanced prior to the maturity dates.

The mortgage notes on Pelican Sound, Town Place, and the Office Buildings bear interest at 3.63%, 3.63%, and 8.46% respectively at December 31, 2002. Effective October 1, 2002, the interest rates were changed to a variable rate based on a 30-day LIBOR rate plus 2.25% on the Pelican Sound and Town Place notes.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Capital Resources

At December 31, 2002, no material commitments existed to acquire additional property or to make capital expenditures.

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

Critical Accounting Policies and Estimates

The Partnership's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosures. The Partnership believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

          Replacements (inside the unit).  These include:

               (a)  carpets;
               (b)  appliances;
               (c) mechanical equipment such as individual furnace/air units, hot water heaters, etc;
               (d) furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, counter tops, etc;
               (e)  flooring such as vinyl, linoleum or tile; and
               (f)  blinds/shades

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

          Building improvements (outside the unit).  These include:

               (a)  roof replacement and major repairs;
               (b) paving or major resurfacing of parking lots, curbs, sidewalks;
               (c) amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;
               (d)  major building mechanical systems;
               (e) interior and exterior structural repair, replacements and exterior painting;
               (f)  major landscaping and grounds improvement; and
               (g)  vehicles and office and maintenance equipment.

          All building improvements are depreciated over a 30-year estimated useful life. All land improvements are depreciated over a 15-year estimated useful life. The Partnership expenses as incurred all recurring expenditures that do not improve the value of the asset or extend its useful life.

Capital Improvements, Tenant Improvements and Leasing Commissions of Office Buildings

          Capital Improvements

Significant renovations and improvements which improve or extend the useful life of the office buildings are capitalized. The
Partnership categorizes these capital expenditures as follows:

               (a) Capital Improvements - improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

               (b) Redevelopments Costs - include costs associated with the redevelopment of an office property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

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

Information contained in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "intends," "project," or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Partnership's ability to obtain these results, include, among other things,(i) the Risk Factors described in Part 1 of this Annual Report on Form 10-KSB, and (ii) other factors described elsewhere in this Annual Report on Form 10-KSB.

There are certain events that could cause the reported financial information to not be indicative of future operating results or future financial condition, as follows:

          The sale of The Meadows II in January 2002 will impact future operations by eliminating the net operating income previously generated by the Property. The retirement of the mortgage debt upon the sale of The Meadows II eliminates the debt service burden associated with it. The net sale proceeds held in escrow increased the amount of portfolio earnings generated by the investment of such cash reserves until they were used to purchase the two Office Buildings in July, to invest in DMLP in August, and to reduce the outstanding mortgage debt on the Office Buildings in August.

          During 2002, the Partnership used approximately $2.9 million of cash reserves to purchase and retire 3,135.76 Interests and to pay for tender offer expenses. This use of cash reserves may impact future operations by reducing the amount of cash reserves available for investment, thereby reducing portfolio income earnings. The retirement of 3,135.76 Interests should have an impact on the future earnings per Interest because there are fewer Interests outstanding.

          The purchase of the two Office Buildings on July 30, 2002, will impact future operations by generating net operating income or loss. The mortgage debt of $10,079,064
     (subsequently reduced to approximately $8.8 million) incurred in the purchase of the Office Buildings adds the associated debt service burden.

          The investment of $4.285 million in DMLP 2002, should impact future operations by increasing portfolio interest income to be earned on DMLP's investment in the Note which bears interest at a fixed rate of 8.46% per annum.

          The use of approximately $1.3 million of cash reserves on August 29, 2002, to reduce the Note from $10,079,064 to $8,801,838 will affect future operations by decreasing the debt service burden associated with it.

There are certain matters that might impact future operations and cash flows but that have not had an impact in the past, as follows:

          The redemption of 3,135.76 Interests during 2002 required the use of approximately $2.9 million of cash reserves
     (approximately $2,807,000 to purchase Interests, plus tender offer expenses of approximately $85,000). The use of $2.9 million of cash reserves will have a negative impact on future portfolio income to be earned.

          As a result of the redemption of Interests during 2002 there are now 10,261.51 Interests outstanding. Accordingly, future per Interest cash distributions to Limited Partners, if any, will require less cash outlay because there will be 3,135.76 fewer Interests outstanding.

          During the third quarter of 2002, cash distributions to Partners were suspended, which will permit the resulting cash flow, if any, to increase cash reserves. It is uncertain when, or if, the Partnership will be able to resume cash distributions.

          As a result of the purchase of Interests by Mr. Keierleber (an affiliate of the General Partner) during 2002, Mr. Keierleber (directly and beneficially) owned 6,259.067 Interests on December 31, 2002 (61.0% of the remaining outstanding
     Interests). He therefore has the power to approve matters on which Limited Partners are entitled to vote. Under
     Wisconsin's Limited Partnership law, such actions include:

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

          In 2003, the Partnership may take actions to reduce the number of Limited Partners to fewer than 300 (from the current 428) in order to qualify to terminate the registration of the Interests under the Exchange Act. The termination of registration of the Interests under the Exchange Act would likely reduce certain of the Partnership's administrative costs, such as legal, accounting, printing, mailing and investor communications expenses, and would reduce the information required to be furnished by the Partnership to the Securities and Exchange Commission and the Limited Partners.
     The termination of registration would also make certain provisions of the Exchange Act, such as the short-swing profit recovery provisions of Section 16(b), no longer applicable and suspend the requirement to file reports pursuant to Section
     15(d).

There are certain matters that have had an impact on reported operations but that are not expected to impact future operations, as follows:

          The income of approximately $8,360,000 reported from discontinued operations was generated from a non-recurring event (the gain on the sale of The Meadows II, offset by the operating loss of The Meadows for one month in 2002).

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

The Partnership is committed to a cost effective long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns.

The Partnership did not have any material expenditures in 2002 for environmental capital projects or for operation and maintenance of environmental protection facilities. While there can be no assurances, the Partnership anticipates that during 2003 and 2004 no material amount will be spent on capital projects for environmental protection.

The General Partner is not aware of any hidden or unapparent conditions of the Property, subsoil or structural conditions which would render the Properties more or less valuable. The General Partner is not aware of the existence of potentially hazardous materials used in the construction or maintenance of the buildings, such as the presence of urea-formaldehyde foam insulation, and/or the existence of toxic waste, which may or may not be present at the Properties. The General Partner is not aware of any groundwater contamination, underground methane gas or radon gas. The General Partner believes that the Properties do not produce air emissions or waste water of environmental concern. The General Partner is not aware of any underground storage tanks. The General Partner is not aware of any incidents of spills, dumping or discharges at the Property/or the presence of hazardous substances. A Phase I Environmental Site Assessment has been performed at Pelican Sound and Town Place.

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

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in the economy and the Partnership continues to seek ways to mitigate its impact. To the extent permitted by competition, in general the Partnership passes increased costs on to its residents in the Apartments and its tenants in the Office Buildings by increasing asking rents over time. Operating revenue associated with rental Properties reported in the Partnership's financial statements have increased in the last year from $4.70 million in 2001 to $5.28 million in 2002 (a 12.3% increase). The increased revenue is primarily due to the purchase of the Office Buildings in July 2002, and an increase in asking rents at the Apartments. The gross potential rent increased from approximately $5,025,000 in 2000 to $6,176,000 in 2002, a 22.9% increase, primarily as a result of the purchase of the Office Buildings. Average occupancy was the same 92.0% in 2000 to 92.0% in 2001. The changes in gross potential rent and in occupancy at each location follows:

          Pelican Sound gross potential rent increased from $3,108,000 in 2001 to $3,173,000 in 2002 (a 2.1%
     increase). Average occupancy decreased from 93.8% in 2001 to 92.3% in 2002.

          Town Place gross potential rent increased from $1,917,000 in 2001 to $1,964,000 in 2002 (a 2.5% increase). Average occupancy decreased from 89.4% in 2001 to 82.7% in 2002.

The Partnership attempts to pass most cost increases through to the residents by increasing the asking rents for apartments. The General Partner believes that the ability to increase rental rates on apartment units should generally offset any adverse effects from inflation on the Partnership's cost of operations. The General Partner anticipates that demand for residential rental units in the Clearwater, Maitland, and St. Petersburg, Florida areas will remain stable to high.

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

The Partnership's investment in the Apartments owned in fiscal 2002 was made between January 1989 and November 1993. The various Apartments were constructed over a period of time ranging from 1975 to 1987. The Apartments have an estimated remaining useful life ranging up to 21 years for buildings and improvements as of December 31, 2002. Carpeting, appliances, and other furnishings and equipment are depreciated over five years for financial statement purposes. Capitalized additions acquired in prior years will, of course, be replaced at higher costs but this will take place over many years. These new assets will result in higher depreciation charges; but in many cases, due to technological improvements, there should be operating cost savings as well. It is not the intention of the Partnership to hold the investment Properties until fully depreciated economically. The Partnership considers these matters in setting its pricing policies with respect to asking rents.

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

Inflation had no material effect on the results of operations in 2002 and 2001.

Quantitative and Qualitative Disclosure about Market Risk

Market risks relating to the Partnership's operations result primarily form changes in short-term LIBOR interest rates. The
Partnership does not have any direct foreign exchange risk or other significant market risk.

The Partnership's exposure to market risk for changes in interest rates relates primarily to the secured floating rate mortgage notes. The Partnership typically incurs fixed rate mortgage debt obligations to finance acquisitions and capital expenditures. However, during 2002, the Partnership replaced two fixed rate mortgage debt obligations with two floating rate mortgage debt obligations to finance acquisitions. The Partnership continuously evaluates its level of floating rate mortgage debt with respect to total debit and other factors, including its assessment of the current and future economic environment.

The Partnership does not use derivative financial instruments to limit market risk. Interest rate protection agreements are not used to convert floating rate debt to a fixed rate basis or vice versa. Derivatives are not used for either hedging purposes or for speculation. The Partnership does not enter into financial instruments for trading purposes.

The fair values of the Partnership's financial instruments (including such items in the financial statements as cash and cash equivalents, other assets, accounts payable and accrued expenses, rents received in advance and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Partnership's mortgage notes payable approximates their carrying value at December 31, 2002.

The Partnership had total outstanding floating rate debt of approximately $18.4 million, or 67.6% of total mortgage debt at December 31, 2002. If market rates of interest on all of the floating rate debt permanently increased by 36 basis points (a 10% increase),the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $315,000 over the term of the floating rate mortgage loans. If market rates of interest on all of the floating rate debt permanently decreased by 36 basis points (a 10% decrease),the decrease in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $315,000 over the term of the floating rate mortgage loans.

These amounts were determined by considering the impact of hypothetical interest rates on the Partnership's financial instruments. The foregoing assumptions apply to the entire amount of the Partnership's floating rate debt and does not differentiate among maturities. These analysis do not consider the effects of the changes in overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, the General Partner would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Partnership's financial structure of results other than interest expense.

The Partnership cannot predict the effect of adverse changes in interest rates on its floating rate debt and, therefore, its exposure to market risk, nor can there be any assurance that fixed rate, long term debt will be available at advantageous pricing. Consequently, future results may differ materially form the estimated adverse changes discussed above.

Item 7.  Financial Statements

The response to this Item is submitted in a separate section of this report and is incorporated by reference herein.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Disclosure

There have been no disagreements with Virchow Krause & Company, LLP, the Partnership's independent auditors, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                             Part III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

(a)  Directors and Executive Officers.

Neither the Partnership nor Decade Companies, its General Partner, has a Board of Directors.

The names, ages and business experience of the general partners of Decade Companies are as follows:

Mr. Jeffrey Keierleber (age 49), is a licensed real estate broker and securities agent. He is the sole Director of the Corporate General Partner for various limited partnerships and serves as a co-General Partner in the public limited partnerships sponsored by Affiliates of Decade Companies, and he is a General Partner in all of the non-public limited partnerships sponsored by Affiliates of Decade Companies. Mr. Keierleber is a shareholder, officer, and director of a number of privately held and affiliated corporations, often with a focus in real estate or related services.

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

(b)  Significant employees.

The names, ages and business experience of significant employees of the General Partner and its affiliates are as follows:

Mr. Steven Cooper (age 58), is a Certified Property Manager and has served as Vice-President of Decade Properties, Inc. since 1989.

Mr. Michael G. Sweet (age 53), is a Certified Public Accountant and has served as the Controller of Decade Companies and Partnership Manager of the Decade-sponsored partnerships since 1982, and as an officer and/or director of various affiliated entities since 1988.

(c)  Family relationships.

There is no family relationship between any of the foregoing individuals.

(d) Involvement in certain legal proceedings.  None.

(e) Section 16(a) Beneficial Owners by Reporting Parties.

Under the securities laws of the United States, the Partnership's directors, its executive officers, and any persons holding more than 10% of the Partnership's Interests are required to report their initial ownership of the Partnership's Interests and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Partnership is required to disclose any failure to file by those dates. The Partnership believes that all of these filing requirements were satisfied during the year ended December 31, 2002. In making these disclosures, the Partnership has relied solely on representations of those persons it knows to be subject to the reporting requirements and copies of the reports that they have filed with the SEC.

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

Persons who are the beneficial owners of more than five percent of the voting securities as of March 31, 2002 are:

     (1)             (2)             (3)                (4)

Title of Class    Name and          Amount and     Percent of Class
                 Address of        Nature of
                 Beneficial        Beneficial
                 Owner             Owner

Limited Partner  Jeffrey Keierleber 6,639.067       64.699%
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

(c) Changes in control.  None.

Item 12.  Certain Relationships and Related Transactions

Decade Companies, the General Partner of the Partnership, was reimbursed for expenses of $137,321 in 2002 and $119,507 in 2001.

Decade Properties, Inc., wholly-owned by Jeffrey Keierleber, the Managing General Partner of Decade Companies, the General Partner of the Partnership, manages the Apartments and Office Buildings. During the last two years Decade Properties, Inc. earned property management fees of $468,291 in 2002 and $534,493 in 2001, were reimbursed for expenses of $907,534 in 2002 and $1,206,770 in 2001 including the site property management staff and other costs incurred on behalf of the Partnership and paid by Decade Properties, Inc., and interest on real estate sales commissions of $38,509 in 2002 and $28,588 in 2001 (earned but not paid, and payment is subordinated as set forth in the Partnership Agreement). Mortgage solicitation fees of $185,221 were earned during 2002 and payable at December 31, 2002.

During 2002, the Partnership used cash reserves of $4.285 million to purchase 4,285 Units (the "DMLP Units") of DMLP. The DMLP Units purchased by the Partnership represent approximately 48.7% of the 8,805 DMLP Units issued and outstanding. The Partnership's primary source of the funds used in this transaction consisted of cash reserves held by the Partnership which were obtained from the Exchange Escrow which had held the proceeds from the sale of The Meadows II on January 31, 2002.

The Partnership is required to pay a distributive share of cash flow to the General Partner. When and as quarterly cash distributions are made to the Limited Partners, 99% of all distributable cash, as defined in the Partnership Agreement, will be distributed to the Limited Partners and 1% to the General Partner. No distributions were paid to the General Partner during 2002 compared to $3,547 in 2001. There were no distributions accrued to the General Partner during 2002 and 2001.

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

     (d)  Reports on Form 8-K filed in the fourth quarter of 2002:

     None.

Item 14. Control and Procedures

Evaluation of Disclosures Controls and Procedures

Within the 90-day period prior to the date of this report, the Partnership, under the supervision and with the participation of the Partnership's management, including Jeffrey Keierleber, the Partnership's Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (the "Evaluations"). Based upon the Evaluations, Mr. Keierleber concluded that the Partnership's disclosure controls and procedures are effective in ensuring that material information relating to the Partnership is made known to him by others within the Partnership, particularly during the period in which this annual report was being prepared, in a timely manner after consideration of all permitted extensions.

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

         Decade Companies Income Properties - A Limited Partnership
                                     (Registrant)

                                   Decade Companies
                                    General Partner

March 31, 2002  By /s/ Jeffrey L. Keierleber
     Dated      Jeffrey L. Keierleber, General Partner of Decade
                  Companies

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed in the capacities and on the dates indicated.

March 31, 2002  By /s/ Jeffrey L. Keierleber
     Dated      Jeffrey L. Keierleber, Principal Executive
                Officer and Principal Financial and Accounting
                    Officer of the Registrant

			  Certifications

I, Jeffrey Keierleber, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Decade Companies Income Properties - A Limited Partnership.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 31, 2003          /s/ Jeffrey Keierleber
                              Jeffrey Keierleber
                              Principal Executive Officer and
                              Principal Financial Officer

    DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP

                          EXHIBIT INDEX

                                to

                    FORM 10-KSB ANNUAL REPORT

               For the year ended December 31, 2002

                              Exhibit                       Document
               Exhibit 3      Articles of Incorporation and By-laws

               3.1 Certificate of Limited Partnership Agreement (previously filed with Form 8/A).

               3.2 Adoption of Section 8.6 Fair Price Provision (previously filed with Schedule 14A proxy statement dated December 13, 1996).

               3.3            Amendment to the Partnership Agreement to Adopt
               Section 9.1(F) Right of First Refusal (Previously filed with Schedule 14A proxy statement dated
               April 26, 2002.

               3.4 Pending Amendment to Limited Partnership Agreement (Previously filed with Schedule 14A proxy statement dated March 13, 2003).

               Exhibit 10     Forms of Material Contracts

               10.1 Form of Acquisition Agreement (previously filed with Form S-11 Registration Statement on August 28,
               1985).

               10.2 Management Consulting Agreement (previously filed with Form S-11 Registration Statement on August 28,
               1985).

               10.3 Form of Property Management Agreement (previously filed with Form S-11 Registration Statement on
               August 28, 1985).

               10.4 Mortgage Modification Agreement between Pelican Sound Apartments, Inc., Fengar Investment
               Corporation, and River Bank America (previously filed with Amendment No. 1 to Form 10-K/A dated
               December 5, 1996).

               10.5 Term Loan Agreement between River Bank America, Pelican Sound Apartments, Inc. and Fengar
               Investment Corporation (previously filed with
               Amendment No. 1 to Form 10-K/A dated December 5,
               1996).

               10.6 Loan Agreement between Republic Bank and the Partnership, (previously filed with Amendment No. 1 to Form 10-K/A dated December 5, 1996).

               10.7 Mortgage between Republic Bank and the Partnership (previously filed with Amendment No. 1 to Form 10-
               K/A dated December 5, 1996).

               10.8 Mortgage Consolidation and Modification Agreement between Pelican Sound Limited Partnership and River
               Bank America (previously filed with Amendment No. 1 to Form 10-K/A dated December 5, 1996).

               10.9 Fee Agreement For Purchase and Sale of Pelican Sound (previously filed with Amendment No. 1 to
               Form 10-K/A dated December 5, 1996).

               10.10 Mortgage Note between Partnership and Republic Bank (previously filed with Form 10-KSB dated March 30,
               2000).

               10.11 Mortgage between Partnership and Republic Bank (previously filed with Form 10-KSB dated March 30,
               2000).

               10.12 Assignment of Rents, Leases, Contracts, Accounts Receivable, Accounts and Deposit Accounts between
               Partnership and Republic Bank (previously filed with Form 10-KSB dated March 30, 2000).

               10.13 Loan Agreement between Partnership and Republic Bank (previously filed with Form 10-KSB dated March
               30,2000).

               10.14 Security Agreement between Partnership and Republic Bank (previously filed with Form 10-KSB dated March
               30, 2000).

               10.15 Subordination Agreement between and Partnership and Republic Bank (previously filed with Form 10-KSB dated March 30, 2000).

               10.16 Environmental Compliance and Indemnity Agreement between Partnership and Republic Bank (previously filed with Form 10-KSB dated March 30, 2000).

               10.17 Agreement to Provide Insurance between Partnership and Republic Bank (previously filed with Form 10-
               KSB dated March 30, 2000).

               10.18 Anti-Coercian Letter executed by Partnership (previously filed with Form 10-KSB dated March 30,
               2000).

               10.19 Agreement Waiving Right to Jury Trial between Partnership and Republic Bank (previously filed with Form 10-KSB dated March 30, 2000).

               10.20 Mortgage Refinancing Services Agreement between Partnership and Decade Properties, Inc. (previously filed with Form 10-KSB dated March 30, 2000).

               Exhibit 11     Statement re: computation of earnings per Interest

               Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section
               1350,as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

                  ANNUAL REPORT ON FORM 10-KSB

                              ITEM 7

                       FINANCIAL STATEMENTS

                   YEAR ENDED DECEMBER 31, 2002

DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP

                       WAUKESHA, WISCONSIN

DECADE COMPANIES INCOME PROPERTIES
Waukesha, Wisconsin

FINANCIAL STATEMENTS
Including Independent Auditors' Report
December 31, 2002 and 2001

TABLE OF CONTENTS

Independent Auditors' Report 1
Financial Statements

Balance Sheet 2
Statements of Operations 3
Statements of Partners' Capital 4
Statements of Cash Flows 5
Notes to Financial Statements 6 - 19

[LETTERHEAD OF VIRCHOW KRAUSE & CO. LLP]

INDEPENDENT AUDITORS' REPORT
The Partners of
Decade Companies Income Properties - A Limited Partnership
Waukesha, Wisconsin

We have audited the accompanying balance sheet of Decade Companies Income Properties - A Limited Partnership (the Partnership) as of December 31, 2002 and the related statements of operations, partners' capital and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decade Companies Income Properties - A Limited Partnership as of December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow Krause & Co. LLP

Milwaukee, Wisconsin
January 29, 2003

BALANCE SHEET
December 31, 2002

ASSETS


                                  2002
CURRENT ASSETS

Rents receivable                   64,558
Prepaid expenses                  193,651
Escrow deposits                       500
Total Current Assets              258,709

NET INVESTMENT PROPERTIES      24,754,870

OTHER ASSETS

Investment in unconsolidated
affiliate                       4,342,642
Utility deposits                   44,762
Deferred financing costs          556,296
Deferred rent receivable           17,509
Total Other Assets              4,961,209

TOTAL ASSETS                   29,974,788

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES

Checks issued in excess of
bank balance                       263,407
Current maturities of mortgage
notes payable                       650,000
Tenant security deposits             89,100
Accounts payable                     78,888
Payables to affiliates              244,691
Accrued interest payable            123,925
Unearned rent                        43,844
Sales tax payable                     7,476
Total Current Liabilities         1,501,331

LONG-TERM LIABILITIES

Payables to affiliates            1,422,224
Mortgage notes payable           26,506,247
Total Liabilities                29,429,802

PARTNERS' CAPITAL

General Partner                     (21,271)
Limited Partners (Interests
authorized - 18,000;
Interests outstanding
- 10,261.51)                        566,257
Total Partners' Capital             544,986

TOTAL LIABILITIES AND
PARTNERS' CAPITAL                29,974,788

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS
Years Ended December 31, 2002 and 2001


                                   2002                2001
OPERATING REVENUE ASSOCIATED
WITH INVESTMENT PROPERTIES

Rentals                          5,049,020        4,483,843
Other                              234,591          218,048

Total Operating Revenue Associated
with Investment Properties       5,283,611        4,701,891

OPERATING EXPENSES ASSOCIATED
WITH INVESTMENT PROPERTIES

Operating                        2,395,824        1,863,366
Administration                    216,950            204,738
Depreciation                      813,079            660,693
Interest, including
amortization of
financing cost                  1,914,936          1,533,262

Real estate taxes                 619,162            496,204
Total Operating Expenses
Associated with Investment
Properties                      5,959,951          4,758,263

Income (Loss) from Operations of
Investment Properties           (676,340)           (56,372)

OTHER PARTNERSHIP INCOME (EXPENSE)

Interest income                  25,746             126,393
Interest on payables to
affiliates                      (38,509)            (28,588)
Administrative expenses        (352,857)           (193,730)
Net Other Partnership
 Income (Expenses)              (365,620)            (95,925)

NET LOSS BEFORE EQUITY IN
NET INCOME OF UNCONSOLIDATED
INVESTMENT AND DISCONTINUED
OPERATIONS                   (1,041,960)          (152,297)

EQUITY IN EARNINGS OF
UNCONSOLIDATED AFFILIATE        120,606                 -

DISCONTINUED OPERATIONS, NET  8,360,385            168,917

     NET INCOME               7,439,031             16,620

Net income attributable to
 General Partner (1%)            74,390                166
Net income attributable to
 Limited Partners (99%)       7,364,641             16,454
                              7,439,031             16,620

Weighted average Limited Partnership
Interests outstanding         11,363.48          13,398.40

Net income per weighted average
Limited Partnership Interest     648.10            1.23

See accompanying notes to financial statements

STATEMENTS OF PARTNERS' CAPITAL
Years Ended December 31, 2002 and 2001

               Limited        General   Limited
               Partnership    Partners' Partners'
               Interests     (Deficit)  Capital     Total

BALANCES,
 December 31,
 2000          13,400.27      (95,827) (2,957,885)(3,053,712)

Net Income
for the Year           -          166      16,454     16,620

Distributions
 to Partners           -            -    (669,922   (669,922)

Redemption of
 Interests         (3.00)           -      (1,800)    (1,800)

BALANCES,
 December 31,
 2001         13,397.27       (95,661)  (3,613,153)(3,708,814)

Net Income for
the Year              -       74,390     7,364,641  7,439,031

Distributions
 to Partners          -            -     (294,039)  (294,039)

Redemption
 of Interests  (3,135.76)          -   (2,806,505)(2,806,505)

Tender Offer
 Expense              -            -      (84,687)   (84,687)

BALANCES,
 December 31,
 2002          10,261.51      (21,271)   566,257     544,986


See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001


                      2002                2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income          7,439,031           16,620

Adjustments to
reconcile net
income to net
cash flows from
operating
activities

Depreciation          819,653         1,046,892

Amortization of
deferred financing
costs                446,226            113,307

Gain on disposal
of net investment
properties          (8,579,120)              -

Equity in earnings
of unconsolidated
affiliate            (120,606)               -

Changes in operating
 assets and
 liabilities

Deferred rent
 receivable           (17,509)               -

Rents receivable      (64,558)               -

Prepaid expenses       27,558           (78,726)

Escrow deposits        20,831              (733)

Tenant security
deposits                5,250           (2,757)

Utility deposits       (3,859)               -

Accounts payable      72,158        (35,719)

Unearned rent       (12,157)         (9,743)

Accrued real
 estate taxes      (112,223)         (7,569)

Accrued interest
 payable            (37,665)         (2,820)

Payables to
 affiliates         721,663          11,925

Net Cash Flows
 from Operating
 Activities         604,673       1,050,677

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale
 of net investment
 properties       6,662,574               -

Net additions to
 investment
 properties        (828,461)       (558,092)

Capital contributed
 to unconsolidated
 investment      (4,285,000)              -

Capital distributions
 from unconsolidated
 investment          62,964               -

Net Cash Flows from
 Investing
 Activities       1,612,077        (558,092)

CASH FLOWS FROM FINANCING ACTIVITIES

Checks issued in
 excess of bank
 balance            263,407               -

Tender offer
 expenses           (84,687)               -

Additions to
 debt issue
 costs             (590,879)               -

Redemption of
 interests       (2,806,505)          (1,800)

Payment on
 mortgage notes
 payable         (1,719,899)        (444,286)

Proceeds from
mortgage notes
payable                   -        2,560,799

Payments to
General Partner
for deferred fees
and interest              -       (3,001,857)

Distributions paid
to Limited Partners (461,506)      (669,959)

Distributions paid
to General Partner        -          (3,547)

Net Cash Flows
from Financing
Activities          (5,400,069)    (1,560,650)

Net Change in
Cash and Cash
Equivalents         (3,183,319)    (1,068,065)

CASH AND CASH
 EQUIVALENTS -
 Beginning of
 Year               3,183,319      4,251,384

 CASH AND CASH
 EQUIVALENTS -
 END OF YEAR                -      3,183,319

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies

Nature of Operations

Decade Companies Income Properties - A Limited Partnership (the Partnership) was organized as a limited partnership under the laws of the State of Wisconsin pursuant to a certificate and an Agreement (the Agreement) of Limited Partnership dated June 6, 1985, for the purpose of investing primarily in residential and commercial real property. The Agreement terminates on or before December 31, 2005. The Partnership began operations June 9, 1986. The Partnership is engaged in the acquisition and ownership of multifamily properties and office properties.

As of December 31, 2002, the Partnership owned a portfolio of two multifamily properties (the "Apartments") containing 619 apartment units and two office properties (the "Office Buildings") comprising approximately 166,000 rentable square feet of office space. The Apartments and Office Buildings together are referred to as the "Properties". The Properties are located in the state of Florida.

The Partnership consists of a General Partner, Decade Companies -
A General Partnership (Decade Companies), of which Jeffrey
Keierleber and Decade 80, Inc. are the general partners, and 430
Limited Partners at December 31, 2002.

Basis of Accounting

The accompanying financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), will differ from the income tax returns due to the different treatment of various items as specified by the Internal Revenue Code. The net effect of these accounting differences is as follows for 2002:

                              GAAP Basis     Income Tax Basis
                                   (In Thousands)

Total Assets                  29,975         27,223

Partners' Capital (Deficit)
 General Partner                 (21)           (52)
 Limited Partners                566           (181)


Net Income (Loss)
 General Partner                   74             42
 Limited Partners               7,365          4,190

Cash and Cash Equivalents

The Partnership defines cash and cash equivalents as highly liquid, short-term investments with a maturity at the date of acquisition of three months or less. The Company maintains funds on deposit at various banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Investment Properties

The investment properties are stated at cost. Depreciation is computed by the straight-line method using estimated useful lives of 30 years for the buildings and improvements, 15 years for land improvements and 5 years for related equipment. Major expenditures for property and equipment are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income.

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

Deferred Financing Costs

Deferred financing costs are amortized using the straight-line method over the term of the debt agreement (see Note 4) and are included as a component of interest expense in the financial statements.

Revenue Recognition

Rental income attributable to leases at the Apartments is
recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a
straight-line basis.   Leases entered into between a resident and
a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on a year-to-year or month-to-month basis.

Certain leases at the Office Buildings provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Partnership records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded from tenants for the current difference between the straight-line rent and the rent that is contractually due from the tenant ("Deferred Rent Receivable"). When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purpose of this calculation.

Interest income is recorded on an accrual basis.

Fees to Affiliates

Fees related to the capital offering, organizational and acquisition stages of the Partnership paid to the General Partner or affiliates, and deferred interest related thereto, are limited to a maximum amount as defined in the Partnership Agreement and prospectus. The General Partner has earned the maximum amount of fees as of December 31, 2002 (see Note 6).

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

Reclassification

For comparability, certain 2001 amounts have been reclassified to conform with classifications adopted in 2002.

NOTE 2 - Investment Properties

Investment properties owned at December 31, 2002 are as follows:

                                        Costs Capitalized
Initial Cost to Partnership             Subsequent to Acquisition
                        Land    Buildings         Buildings
                        and      and              and
               Encum-  Improve- Improve-  Equipt- Improve- Equip-
Description   brances  ments    ments     ment    ments    ment
                              (In Thousands)

Town Place
Apartments
Clearwater,
Florida        6,045   1,518    5,270     252     392       728

Pelican Sound
Apartments
St. Petersburg,
Florida      12,318    2,644    8,801     861     715       737

Plymouth Plaza
Clearwater,
Florida      4,302       869    4,152      67       6       -

Spectrum Building
Clearwater,
Florida      4,491       945    4,204     137      57       -

Total       27,156     5,976   22,427   1,317     1,170  1,465

                 Gross Amount at Which Carried

               Land     Buildings
               and      and
               Improve- Improve-                    Accumulated
Description    ments    ments     Equipment  Total  Depreciation
                         (In Thousands)

Town Place
Apartments
Clearwater,
Florida        1,564     5,616     980       8,160     3,123

Pelican Sound
Apartments
St. Petersburg,
Florida        2,759     9,401     1,598     13,758    4,343

Plymouth Plaza
Clearwater,
Florida         869      4,158        67     5,094        64

Spectrum Building
Maitland,
Florida        945       4,261       137     5,343        71

Total        6,137      23,436     2,782    32,355     7,601


Description       Date of Construction         Date Acquired

Meadows II
Apartments,
Madison, WI      Sold January 2002             January 1989

Town Place
Apartments,
Clearwater, FL      1985                       February 1990

Pelican Sound
Apartments,
St. Petersburg,
FL                  1987                       November 1993

Plymouth Plaza,
Clearwater, FL      1987                       July 2002

Spectrum Building,
Maitland, FL        1986                       July 2002

A reconciliation of the cost and accumulated depreciation of the investment properties at December 31, 2002:

                                           (In Thousands)

Cost
Balance at beginning of year                   33,341
Additions to investment properties             10,927
Sale of investment property                   (11,913)

Balance at End of Year                         32,355

Accumulated depreciation
Balance at beginning of year                   11,740
Provision for the year                            820
Sale of investment property                    (4,959)

Balance at End of Year                          7,601

The aggregate cost of the investment properties for federal income tax purposes is $32,967,796 because the acquisition fees and sales commission payable to the General Partner are capitalizable for financial reporting purposes only. The accumulated depreciation for federal income tax purposes was $12,931,645 at December 31, 2002.

NOTE 3 - Investment in Unconsolidated Affiliate

During 2002 the Partnership invested in Decade Mortgage Loan Partners, LLC ("DMLP"), which was created for the primary purpose of purchasing the mortgage note that encumbers the Office Buildings. The Partnership has a 48.7% interest in DMLP and accounts for this investment under the equity method of
accounting.   The other members of DMLP consist of five
affiliated entities that are either wholly owned or controlled by the General Partner. The Partnership has a mortgage note payable to DMLP totaling $8,793,253 at December 31, 2002. Interest on this note is charged to the Partnership monthly at 8.46%. Interest expense on this note was $252,167 for the year ending December 31, 2002.

The activity in the Partnership's investment in DMLP is as follows:

Balance at the beginning of year                 -
Capital contributions                      4,285,000
Equity in net earnings                       120,606
Capital distributions                        (62,964)
Balance at End of Year                     4,342,642

Following is an unaudited summary of the financial position and results of operations of DMLP as of and for the four months ended
December 31, 2002:

Assets                                       8,925,843
Liabilities                                       -
Equity                                       8,925,843
Net Income                                     252,843

NOTE 4 - Mortgage Notes Payable

Mortgage notes payable consists of the following at December 31, 2002:

Mortgage note payable to unconsolidated affiliate in monthly installments of $70,638 including interest at 8.46%, with final
payment due August 1, 2007.                  8,793,253

Mortgage note payable in monthly installments of $35,926
including variable interest at the 30-day LIBOR rate plus 225 basis points (3.63% at December 31, 2002), with final payment due
October 5, 2007.                             6,045,272

Mortgage note payable in monthly installments of $66,676
including variable interest at the 30-day LIBOR rate plus 225 basis points (3.63% at December 31, 2002), with final payment due
October 5, 2007.                            12,317,722

Total                                       27,156,247

Less: Current portion                         (650,000)

Long-Term Portion                           26,506,247

The Apartments and Office Buildings investment properties and all associated operating revenues are pledged as collateral for the mortgage notes payable. Interest paid with respect to the mortgage notes and other indebtedness was $1,498,091 and
$2,602,858 in 2002 and 2001, respectively.   Aggregate annual
maturities of the mortgage notes payable for the five years subsequent to December 31, 2002 are as follows:

2003                     650,000
2004                     712,000
2005                     745,000
2006                     779,000
2007                  24,270,247
Total                 27,156,247

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


                                   2002      2001
Net income as reported
for financial reporting
purposes                      7,439,031      16,620

Add:
Depreciation                   (261,069)   (862,721)
Accrual basis adjustments       183,867    (746,148)
Gain on disposal of investment
 property                    (3,129,070)          -

Net income reported for
federal income tax purposes   4,232,759  (1,592,249)

NOTE 6 - Supplemental Disclosure of Cash Flow Information

                              2002            2001

Supplemental disclosure
of cash paid for
Interest                 1,498,091           2,602,858

Noncash investing and
financing activities

Mortgage note retired
 through sale of
 investment property     8,801,838                 -

Investment property
acquired through
mortgage note payable   10,079,064                 -

Real estate taxes
charged on sale
of investment property     21,922                 -

Real estate taxes
credited on purchase
of investment property   167,814                  -

Tenant security deposits
credited on purchase of
investment property      7,544                    -

Tenant security deposits
charged on sale of
investment property      54,338                   -

NOTE 7 - Transactions with Related Parties

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

Decade Companies

Mortgage solicitation fees of $185,221 were payable to Decade
Companies at December 31, 2002. These fees are being amortized over the term of the mortgage.


Decade Properties, Inc.

Decade Properties, Inc. (Decade Properties) earned the following amounts from the Partnership: property management fees ($468,291
- 2002; $534,493 - 2001) and interest on real estate sales commissions $38,509 - 2001; $28,588 - 2001).

Real estate sales commissions of $919,393 and $440,700 are payable to Decade Properties at December 31, 2001 and 2000, respectively. Accrued interest on these fees was $502,831 and $462,144 at December 31, 2001 and 2000, respectively. The payment of these fees is subordinated to the Limited Partners as detailed in the Partnership Prospectus.

In addition, other miscellaneous amounts are payable including payroll reimbursement and property management fees totaling, $59,470 and $42,408 at December 31, 2002 and 2001, respectively.

Deferred fees payable to affiliates bear interest at the minimum rate required under the Internal Revenue Code (the Code) to avoid imputed interest under the Code and is payable only from sales proceeds, partnership operations or cash reserves. However, as described above and in Note 1, interest earned on certain deferred fees is subject to the limitations of the Limited Partnership Agreement.

Reimbursed expenses paid to the General Partner or affiliates of the General Partner for management staff and other costs incurred on behalf of the Partnership were as follows: Decade Companies
($137,321 - 2002; $119,507 - 2001) and Decade Properties
($907,534 - 2002; $1,206,770 - 2001).

Decade Mortgage Loan Partners, LLC ("DMLP")

On August 27, 2002, the Partnership used cash reserves of $4,200,000 to purchase 4,200 Units of DMLP. On December 31, 2002, the Partnership purchased 85 additional Units of DMLP from Decade Properties Inc. for $85,000. The other members of DMLP consist of five affiliated entities that are either wholly owned or controlled by the General Partner. The Partnership received $62,964 as a return of capital in 2002 and paid DMLP $128,243 in interest expense as discussed in Note 3.

NOTE 8 - Fair Values of Financial Instruments

Cash and Cash Equivalents

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long-Term Debt

The carrying amount reported in the balance sheet for mortgage notes payable approximates its fair value, estimated based on current rates at which the Partnership could borrow funds with similar remaining maturities.

NOTE 9 - Future Minimum Rents

Future minimum rental receipts due on noncancelable operating leases at the Office Buildings as of December 31, 2002 were as follows:

     Year Ending       Future Minimum Rental Receipts

     2003                     1,471,159
     2004                       858,859
     2005                       337,767
     2006                       196,112
     2007 and thereafter        166,812

     Total                    3,030,709

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rents.

NOTE 10 - Operations by Industry Segment

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

Measurement of Segment Profit or Loss and Segment Assets

The Partnership evaluates performance and allocates resources based on profit or loss from operations before interest, gains and losses on the Partnership's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors Management Used to Identify the Enterprise's Reportable
Segments

The Partnership's reportable segments are business units that consist of different types of real estate. The reportable segments are each managed separately because they rent space to different types of customers.

The other category consists of interest income on various investments and partnership management expenses.

Operating revenue associated with investment properties

Apartments                    4,592,743      4,701,891
Office buildings                690,868           -
Total                         5,283,611      4,701,891

Operating expenses associated with investment properties

Operating expenses
Apartments                    2,052,418      1,863,366
Office buildings                343,406           -
Total                         2,395,824      1,863,366

Administration
Apartments                      198,935        204,738
Office buildings                 18,015            -
Total                           216,950        204,738

Depreciation
Apartments                      678,585        660,693
Office buildings                134,494           -
Total                           813,079        660,693

Interest, including
 amortization of finance costs
Apartments                    1,571,554      1,533,262
Office buildings                343,382            -
Total                         1,914,936      1,533,262

Real estate taxes
Apartments                      500,577       496,204
Office buildings                118,585          -
Total                          619,162       496,204

Total operating expenses
associated with investment
properties                   5,959,951     4,758,263

Income (loss) from
operations of investment
properties                    (676,340)      (56,372)

Segment assets

Apartments                  14,451,838    14,924,135
Office buildings            10,303,032         -
Total                       24,754,870    14,924,135

NOTE 11 - Discontinued Operations

In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes SFAS 121 - Accounting for the Impairment of Long-Lived Assets to be Disposed of. The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Partnership adopted SFAS No. 144 on January 1, 2002. The implementation of this standard did not have a material impact on the Partnership's financial position or results of operations.

On January 31, 2002, the Partnership sold the Meadows II Apartments for approximately $16,000,000, subject to customary closing costs, adjustments, prorations, fees, and commissions. At closing, the proceeds from the sale were used to pay off the first mortgage loan of approximately $8,802,000. A gain on sale of approximately $8,600,000 was recognized.



Exhibit 11

   DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP

Exhibit 11 - Statement re: Computation of Per Interest Earnings

                  Year ended December 31, 2002


The following table sets forth the computation of earnings per
Interest:

                                        2002           2001
Numerator
Net income (loss) attributable
to Limited Partners 99%                 $7,364,641     $16,454

Denominator
Denominator for basic earnings
per Interest-weighted-average
Interest                                11,363.48      13,398.40

Net income (loss)
 per Interest                            $648.10        $1.23

                                                   Exhibit 99.1

   DECADE COMPANIES INCOME PROPERTIES - A LIMITED PARTNERSHIP

Exhibit 99.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
                              2002

                  Year ended December 31, 2002


In connection with the Annual Report of Decade Companies Income
Properties (the "Partnership") on Form 10-KSB for the period ended
December 31, 2002 as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Jeffrey
Keierleber, certifying in my dual capacities as Chief Executive
Officer and Chief Financial Officer of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Jeffrey Keierleber
Jeffrey Keierleber
Chief Executive Officer and Chief Financial Officer
March 31, 2003

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the Securities and Exchange Commission or its staff upon request.