Form 10QSB
period 2003-03-31
DECADE COMPANIES INCOME PROPERTIES
filed 2003-05-14
CIK 775840

United States Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003.

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

    Decade Companies Income Properties - A Limited Partnership
                           Form 10-QSB
                              INDEX
                          March 31, 2003

PART I. FINANCIAL INFORMATION                                      Page
          Item 1.   Financial Statements (unaudited)
                    Condensed Balance Sheet at March 31, 2003        3
                    Condensed Statements of Operations for the three month period ended March 31, 2003
                    and 2002                                         4

                    Condensed Statements of Partners' Capital
                    for the three months ended March 31, 2003
                    and the year ended December 31, 2002.            5
                    Condensed Statements of Cash Flows for the
                    three months ended March 31, 2003 and 2002.      6
                    Notes to Condensed Financial Statements.         7
          Item 2.   Management's Discussion and Analysis or Plan
                                                  of Operations      13-29
          Item 3.   Controls and Procedures                          29

PART II. OTHER INFORMATION
          Item 1 - 3 Not applicable                                  30
          Item 4 - Submission of Matters to a Vote of Security
           Holders                                                   30
          Item 5 - Not Applicable
          Item 6. Exhibits and Reports on Form 8-K.                  30
          SIGNATURES                                                 31
          Certification                                              32
          Exhibit Index                                              34

		PART I. FINANCIAL INFORMATION
                 ITEM 1. FINANCIAL STATEMENTS
                     CONDENSED BALANCE SHEET
                          March 31, 2003
                           (unaudited)
ASSETS
CURRENT ASSETS:
Rent receivable                         $    38,413
Escrow funds                                    500
Prepaid expenses and other assets           150,434
       Total Current Assets                 189,347

INVESTMENT PROPERTIES, AT COST:          32,404,711
Less: accumulated depreciation           (7,875,477)
Net Investment Properties                24,529,234
OTHER ASSETS:
Investment in unconsolidated affiliate    4,366,106
Utility deposits                             44,762
Deferred rent receivable                     17,509
Debt issue costs, net of accumulated
 amortization                               526,752
       Total Other Assets                 4,955,129
       Total Assets                     $29,673,710

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
CURRENT LIABILITIES:
Current portion of mortgages notes
 payable                                $   687,800
Accounts payable and accrued taxes          273,772
Payables to affiliates                      241,125
Checks issued in excess of bank balance     122,453
Unearned rent collections                    43,844
Tenant security deposits                     89,409
     Total current liabilities            1,458,403
Long-term Liabilities
Payables to affiliates                    1,432,698
Mortgage notes payable                   26,282,484
     Total long-term Liabilities         27,715,182
     Total Liabilities                   29,173,585
PARTNERS' CAPITAL:
General Partner Capital                     (21,720)
Limited Partners (authorized--18,000 Interests;
 outstanding--10,261.51 Interests at 03/31/03)        521,845
Total Partners' Capital                     500,125
Total Liabilities and Partners' Capital $29,673,710

See Notes to Unaudited Condensed Financial Statements.

	 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 Three Months Ended March 31
                                       2003         2002
Operating revenue:
Rental and other income             $1,465,979 $  1,125,267
Operating expenses:
Operating and administration           723,043      561,902
Real estate taxes                      191,715      125,400
Interest expense                       350,352      351,165
Depreciation                           251,655      169,379
Amortization of debt issue costs        33,134       22,963
Total operating expenses             1,549,899    1,230,809
Loss from investment properties        (83,920)    (105,542)
Other income (expenses):
Interest on payables to affiliates     (10,474)
Interest income                            ---       28,940
Partnership administration             (40,711)     (72,804)
Net other income (expenses)            (51,185)     (43,864)
Net loss before equity in net income
 of unconsolidated affiliate and
 discontinued operations              (135,105)    (149,406)
Equity in earnings of unconsolidated
 affiliate                              90,244          ---
Discontinued operations, Net               ---    8,330,836
NET INCOME (LOSS)                  $   (44,861) $ 8,181,430
Net income (loss) attributable to
 General Partner (1%)              $      (449) $    81,814
Net income (loss) attributable to
 Limited Partners (99%)                (44,412)   8,099,616
                                   $   (44,861) $ 8,181,430

Net income (loss) per Limited
 Partner Interest                  $     (4.33) $   604.57

See Notes to Unaudited Condensed Financial Statements

	    CONDENSED STATEMENTS OF PARTNERS' CAPITAL
    (Unaudited as to the Three Months Ended March 31, 2003)
                       Limited          General       Limited
                       Partnership      Partner       Partners'
                       Interests        Capital       Capital     Total

Balance at 12/31/01   13,397.27         ($95,661)   $(3,613,153) $(3,708,814)

Distributions to Partners      ---           ---       (294,039)    (294,039)
Net income for the period      ---        74,390      7,364,641    7,439,031
Redemption of Interests  (3,135.76)          ---     (2,806,505)  (2,806,505)
Tender Offer expenses                        ---        (84,687)     (84,687)
Balance at 12/31/02       10,261.51     $(21,271)   $   566,257  $   544,986
Net loss for the period        ---          (449)       (44,412)     (44,861)
Balance at 3/31/03        10,261.51     $(21,720)   $   521,845  $   500,125

See Notes to Unaudited Condensed Financial Statements


        CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)
               For The Three Months Ended March 31,
                                            2003                 2002
CASH PROVIDED BY OPERATIONS             $   286,156           $  157,922
INVESTING ACTIVITIES:
Proceeds from sale of investment property       ---            6,662,575
Deposits to exchange escrow                     ---           (6,681,536)
Additions to investment properties          (26,019)             (63,690)
Capital distributions from
 unconsolidated affiliate                    66,780                  ---
NET CASH USED IN INVESTING ACTIVITIES        40,761              (82,651)
FINANCING ACTIVITIES:
Checks issued in excess of bank balance    (140,954)                 ---
Redemption of interests                         ---              (81,456)
Principal payments on mortgage notes       (185,963)             (94,183)
Distributions paid to limited partners          ---              (167,466)
NET CASH USED IN FINANCING ACTIVITIES      (326,917)            (343,105)
INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                                    ---             (267,834)
CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                                      ---            3,183,319
CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD                   $       ---          $ 2,915,485

Supplementary disclosure of cash flow information:
          Interest paid               $   469,325          $   387,560
          Income taxes paid                     0                    0

See Notes to Unaudited Condensed Financial Statements

Note A Business
Decade Companies Income Properties, a Limited Partnership (the "Partnership"), formed in 1986, is a real estate partnership engaged in the acquisition and ownership of multifamily properties and office properties.

As of March 31, 2003, the Partnership owned a portfolio of two multifamily properties (the "Apartments") containing 619 apartment units and two office properties (the "Office Buildings") comprising approximately 166,000 rentable square feet of office space. The Apartments and the Office Buildings are together referred to as the "Properties". The Properties are located in the state of Florida.

Note B--Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2002.

Note C.  Discontinued Operations
In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Partnership adopted the standard effective January 1, 2002, which did not have a material effect on the Partnership's financial condition and results of operations.

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

On January 31, 2002, the Partnership sold The Meadows II Apartments for approximately $16.0 million and received net proceeds of approximately $6.7 million. A gain on the sale of approximately $8.6 million was recognized.

The components of discontinued operations for the three-month periods ended March 31, 2003 and 2002, respectively, are outlined below:

					  Three Months Ended
                                          03/31/03  03/31/02
OPERATING REVENUES
Rental and other income                   $     0    $   184,547
OPERATING EXPENSES
Operating and administrative expenses           0        268,518
Real estate taxes                               0         21,922
Interest expense                                0         55,356
Depreciation                                    0          6,575
Amortization of debt issue costs                0         80,460
Total operating expenses                        0        432,831
Loss from investment property                   0       (248,284)
Gain on sale of property                        0      8,579,120
Discontinued operations, net              $     0     $8,330,836

Note D - COMMITMENTS AND CONTINGENCIES

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

Note E - Operations by Industry Segment

Description of Products and Services by Segment

The Partnership has two reportable segments: Apartments and Office Buildings. The Partnership's Apartments division consists of two apartment complexes that are operated as individual operating segments and the Partnership has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics.

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

                                                Three Months Ended
                                               03/31/03   03/31/02
Operating revenue associated
with investment properties
               Apartments                     $ 1,082,000 $ 1,125,000
               Office buildings                   384,000           0
                  Total operating revenue     1,466,000   1,125,000

Operating expenses associated with
 investment properties
  Operating and administration expenses
               Apartments                         501,000     562,000
               Office buildings                   222,000           0
                    Total                         723,000     562,000
  Depreciation
               Apartments                         171,000     169,000
               Office buildings                    81,000           0
                    Total                         252,000     169,000

  Interest, including amortization of finance costs
               Apartments                         179,000     374,000
               Office buildings                   204,000           0
                    Total                         383,000     374,000

  Real estate taxes
               Apartments                         126,000     125,000
               Office buildings                    66,000           0
                    Total                         192,000     125,000

	       Total operating expenses associated
                with investment properties      1,550,000   1,230,000

               Income (loss) from operations
                of investment properties      $   (84,000)$  (105,000)

Segment assets
               Apartments                     $14,304,000 $14,809,000
               Office buildings                10,225,000           0
                    Total                     $24,529,000 $14,809,000

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

During 2002, the Partnership changed its investment strategy by selling The Meadows II Apartments in Madison, Wisconsin, and reinvesting a portion of the proceeds in two Office Buildings (Spectrum and Plymouth Plaza) located in Florida, and using the remaining balance of the sale proceeds to purchase a 48.7% interest in an affiliated entity that purchased the outstanding mortgage note that encumbers the Office Buildings. The General Partner believes that the Partnership sold The Meadows II at an opportune time and at a very favorable price. The General Partner also believes that the Partnership's purchase of the Office Buildings was made at a time when the office market is generally depressed, and at purchase prices that are below the replacement cost
(generally due to the higher level of vacancy).

The General Partner believes that the opportunity for the Partnership to purchase the Office Buildings in July 2002 was in the long-term best interest of the Partnership. The total capital cost to purchase the Office Buildings was approximately $10.33 million. The average cost per square foot was approximately $62 per rentable square foot (there are approximately 166,000 rentable square feet). The General Partner believes that there will likely be an upside to this investment to the extent that the vacant office space can be re-leased to an occupancy level in the 90% range. As occupancy increases the Partnership may have opportunities for resale of the Office Buildings or for refinancing of the related mortgage debt. The effective value of the Office Buildings may also be increased to the extent that a new mortgage loan can be obtained at an interest rate below the current rate of 8.46% per annum. Even when adding the estimated costs of future tenant improvements and other lease-up costs to the acquisition cost of the Office Buildings, the General Partner believes that there will be an upside to this investment in the Office Buildings. Of course, there is no guarantee. Timing of the lease-up period will be a factor in the ultimate success of the Office Buildings.

Although the investment strategy was changed during 2002, the principal investment objectives of the Partnership have not changed. Those objectives, in order of priority, are to invest in real properties and/or mortgage loans which will:

               1.   Preserve and protect the Partnership's capital investment;
               2.   Provide quarterly distributions of cash from operations;
	            and
               3. Provide capital appreciation through increases in the value of the Partnership's real property assets or, in the case of mortgage loans, increased cash distributions and/or capital appreciation through participation in any increased value of the properties securing those loans that provide for such participation rights.

During the near-term, the Office Buildings are not expected to support the existing level of debt service. Consequently, the quarterly cash distributions, which were suspended during the third quarter of 2002, will not resume until the operation of the Office Buildings is stabilized.

Although quarterly cash distributions remain as a principal investment objective and may resume after the occupancy in the Office Buildings is stabilized, the potential for capital appreciation through increases in the value of the Partnership's real property assets, particularly the Office Buildings, is more likely, given the revised investment strategy.

In 2003, the Partnership plans to take actions to reduce the number of Limited Partners to fewer than 300 (from the current 422) in order to qualify to terminate the registration of the Interests under the Securities Exchange Act of 1934 (the "Exchange Act"). The termination of registration of the Interests under the Exchange Act would likely reduce certain of the Partnership's administrative costs, such as legal, accounting, printing, mailing and investor communications expenses, and would reduce the information required to be furnished by the Partnership to the Securities and Exchange Commission and the Limited Partners. The termination of registration would also make certain provisions of the Exchange Act, such as the short-swing profit recovery provisions of Section 16(b), no longer applicable and suspend the requirement to file reports pursuant to Section 15(d).

Another motivation for the Partnership to take actions to reduce the number of limited partners, would be to provide liquidity for those limited partners who are not in favor of the recent change in investment strategy and prefer to receive cash flow distributions rather than future capital appreciation, if any.

The Partnership Agreement provides for termination at December 31, 2005. However, the General Partner will likely propose an amendment to the Partnership Agreement to extend the termination date. Mr. Jeffrey Keierleber, an affiliate of the General Partner, currently owns approximately 65% of the outstanding Interests. He therefore has the power to approve matters on which Limited Partners are entitled to vote. Under Wisconsin's Limited Partnership law, such actions include:
                   removal of the General Partners;
                   certain amendments to the Partnership Agreement;
                   termination or extension of the Partnership; and sales of all or substantially all of the Partnership's assets.

Accordingly, Mr. Keierleber will continue to have substantial influence over the Partnership, which influence might not be consistent with the desires and interests of other Limited Partners, and on the outcome of any matters submitted to the Partnership's Limited Partners for approval.

Results of Operations

The comparative presentation of operations reflects the operation of 935 apartment units through January 30, 2002, when The Meadows II was sold, and 619 apartment units thereafter. Two office buildings consisting of approximately 166,000 rentable square feet were operated beginning July 30, 2002.

The following table summarizes the number of properties and related Apartment units or rentable square feet ("RSF") for Office Buildings:

			Number                     Purchase/Sale
                         Of      Apartment             Price
                      Properties   Units     RSF     $ Millions
At December 31, 2001      3         935       0
Q1 of 2002 Sale of The
 Meadows II Apartments   (1)       (316)      0       $16.0
At March 31, 2002         2         619
Q3 of 2002 Purchase of
 the Office Buildings     2           0     166,000   $10.3
At March 31, 2003         4         619     166,000

The Partnership's acquisition and disposition activity has impacted overall results of operations for the three-month period ended March 31, 2003. Significant changes in revenues and expenses have resulted primarily from the Office Buildings acquired in July 2002, which have been partially offset by the disposition of The Meadows II Apartments in January 2002. Significant changes in expenses have also resulted from changes in insurance costs, general and administrative costs, and interest expense. This impact is discussed in greater detail herein.

Income is received primarily from rental revenue including reimbursements from Office Building tenants for certain operating costs and from parking revenue. As a result of the current slowdown in economic activity, there has been a decrease in occupancy rates and a general decline in overall market rental rates.

Operating revenue from rental income was $1,466,000 in the quarter ended March 31, 2003, compared to $1,126,000 for the same period in 2002, an increase of
30.2%.   Rental income was provided by the four sites for the comparative three-month period as set forth below:

						          Percent
                   Three Months Ended         Increase    Increase
                 3/31/03        3/31/02       (Decrease) (Decrease)
Pelican Sound   $   686,000   $  723,000     $  (37,000)   (5.1%)
Town Place          396,000      403,000         (7,000)   (1.7%)
Plymouth            182,000          ---        182,000      N/A
Spectrum            202,000          ---        202,000      N/A
Total           $ 1,466,000   $1,126,000     $  340,000    30.2%

The $340,000 increase in operating revenue consisted of increases of $182,000 at Plymouth and $202,000 at Spectrum, offset by decreases at Town Place of $7,000, and at Pelican Sound of $37,000. The $182,000 increase at Plymouth, and the $202,000 increase at Spectrum, was attributed to their purchase on July 30, 2002. The $37,000 decrease at Pelican Sound was attributed to a 1% increase in gross potential rent, offset by a 1% decrease in average occupancy (from 90% to 89%). The $7,000 decrease at Town Place was a result of a 1% increase in gross potential rent, offset by a 2% decrease in average occupancy (from 82% to 80%). The General Partner believes that the decline in occupancy at both Pelican Sound and Town Place was a direct result of a softening rental market nationwide, and in the Pinellas County, Florida area in particular. The General Partner does not anticipate improved occupancy or improved collections during the remainder of 2003.

The average monthly gross potential rent per unit at the Apartments for the first quarter ended March 31, 2003 and for the comparative period in 2002, is set forth below:

                    Number         Three Months Ended
                    of Units       3/31/03    3/31/02
Pelican Sound         379           $702       $693
Town Place            240           $686       $678
All Rental Units      619           $696       $687

"Gross potential rent" for apartments represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average annual gross potential rent per rentable square foot ("RSF") at the Office Buildings for the first quarter of 2003 is set forth below:

                        Three Months Ended 03/31/03
                                   Gross
                         Total      RSF       Average Annual
                         RSF       Leased        Rent/SF
Plymouth                53,573     43,086        $19.11
Spectrum               112,840     43,750        $18.70
All office spaces      166,413     86,836        $18.90

"Gross potential rent" for the Office Buildings represents the annualized asking rent per RSF established by the Partnership for vacant rentable space plus the rent in effect for occupied rentable space.

The average occupancy level at the Apartments for the first quarter ended March 31, 2003 and the comparable period in 2002, is set forth below:

                           Three Months Ended
                           3/31/03    3/31/02
Pelican Sound              88.5%      89.6%
Town Place                 79.9%      81.7%
All Rental Units           85.2%      86.9%

The average occupancy level at the Office Buildings for the first quarter of 2003 is set forth below:

			  Three Months Ended
                               03/31/03
Plymouth                        80.2%
Spectrum                        39.8%
All office spaces               46.8%

The range of occupancy levels at the Apartments for the first quarter period ended March 31, 2003 and the comparable period in 2002, is set forth below:

			 Three Months Ended
                         3/31/03       3/31/02
Pelican Sound            87.7-89.2%  88.8-90.0%
Town Place               78.7-81.7%  80.0-84.1%
All Rental Units         84.2-86.4%  86.5-87.8%

The range of occupancy levels at the office spaces for the three-month period ended March 31, 2003 is set forth below:

			  Three Months Ended
                               3/31/03
Plymouth                      80.2-80.2%
Spectrum                      39.7-39.8%

The General Partner believes that it is not currently possible to draw any conclusions about where occupancy levels or market rents ultimately will stabilize. Further decreases in occupancy rates and/or rents could adversely affect the Partnership's revenues and results of operations in subsequent periods.

The Partnership believes that it is helpful to investors to provide certain computations that are not in accordance with GAAP, but serve as a supplemental measure of the operating performance of a real estate company, along with net income, and cash flows from operating activities, financing activities and investing activities. Such computations used herein include the following:
(1) operating expenses before depreciation, amortization, and debt service,
(2) income from investment properties before debt service, (3) income from investment properties before depreciation, amortization, and debt service, (4) net loss before equity in net income of unconsolidated affiliate, and (5) income exclusive of depreciation, amortization, and equity in earnings of unconsolidated affiliate. The Partnership believes that these computations provide investors an understanding of the ability of the Partnership to incur and service debt and to make capital expenditures. These supplemental computations in and of themselves do not represent operating expenses, net income, or cash generated from operating activities in accordance with GAAP and therefore should not be considered as an alternative to net income as an indication of the Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

A summary of operating expenses before depreciation, amortization, and debt service by site follows:
                                       Increase   Increase
           For the Three Months Ended (Decrease) (Decrease)
               3/31/03    3/31/02      Amount    Percent
Pelican Sound $381,000   $  403,000    $ (22,000)   (5.5%)
Town Place     245,000      284,000      (39,000)  (13.7%)
Plymouth       117,000            0      117,000      N/A
Spectrum       171,000            0      171,000      N/A
Total         $914,000   $  687,000    $ 227,000    33.0%

The $22,000 decrease in operating expenses at Pelican Sound was primarily attributable to an increase in personnel expense of $10,000, offset by a decrease in building exterior expenses of $15,000, a decrease in insurance expense of $6,000, a decrease in property management fees of $5,000 and a decrease in other expenses of $6,000.

The $39,000 decrease in operating expenses at Town Place was primarily attributable to an increase in personnel expense of $17,000, offset by a decrease in insurance expense of $3,000, a decrease in building exterior expenses of $22,000, a decrease in administration expenses of $12,000, a decrease in property management fees of $3,000, a decrease in utilities expense of $7,000, and a decrease in other expenses of $9,000.

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

As a result of the foregoing, income from investment properties before debt service, depreciation and amortization, was approximately $551,000 for the first quarter of 2003, compared to $438,000 for the comparable 2002 period, an increase of approximately $113,000. The net increase consisted of increases at Plymouth of $65,000, at Spectrum of $31,000, and at Town Place of $32,000, offset by a decrease at Pelican Sound of $15,000.

A summary of income from investment properties before depreciation, amortization, and debt service, by site including the percent of the total for each site for the three-month periods ended follows:

					      Increase  Increase
                   3/31/03         3/31/02   (Decrease)(Decrease)
               Amount  Percent  Amount Percent Amount    Percent
Pelican Sound $305,000   55%   $320,000  73% $   (15,000)  (4.7%)
Town Place     150,000   27%    118,000  27%      32,000   27.1%
Plymouth        65,000   12%          0   0%      65,000     N/A
Spectrum        31,000    6%          0   0%      31,000     N/A
Total         $551,000  100%   $438,000 100% $   113,000   25.8%

Interest expense for the first quarter of 2003 increased $9,000. The increase was comprised of an increase for Plymouth of $91,000, at Spectrum of $95,000, and an increase of $10,000 for interest on payables to affiliates, offset by a decrease for Pelican Sound of $125,000 and a decrease for Town Place of $62,000. The decreases for Pelican Sound and Town Place are the result of interest charged on the decreasing principal balances of the notes and a lower interest rate on both mortgages. The interest rates on the Apartment mortgages are variable.

The income before debt service from real estate activities is reduced by deductions for depreciation and amortization which do not affect cash flow. Depreciation and amortization increased $92,000 for the first quarter of 2003 compared to 2002.

The Partnership's net other expenses increased during the first quarter in 2003 by approximately $7,000. The $7,000 increase consisted of a decrease in interest income of $29,000, a decrease in partnership management expenses of $32,000 and an increase in interest on payables to affiliates of $10,000.

The Partnership's net loss before equity in net income of unconsolidated affiliate and discontinued operations for the quarter ended March 31, 2003 was approximately $135,000, compared to a net loss of approximately $149,000 in the same period of 2002. Exclusive of depreciation, amortization, and equity in earnings of unconsolidated affiliate, the Partnership's income for the quarters ended March 31, 2003 and 2002 was approximately $149,000 and $43,000, respectively.

Income from the earnings of the unconsolidated affiliate, Decade Mortgage Loan Partners, LLC ("DMLP") increased approximately $90,000 between the periods under comparison. This increase is attributable to the Partnership's investment in DMLP during the second half of 2002.

Liquidity and Sources of Capital

The Partnership did not have any cash or cash equivalents as of March 31, 2003. Net cash flow from operations represents the primary source of liquidity to fund distributions, debt service, and capital improvements. The General Partner expects that operations will provide for funding of working capital, tenant improvements, and unanticipated cash needs. The Partnership's net cash flow from operations is dependent upon the occupancy level of the Properties, the collectibility of rent from tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect the net cash flow from operations. Such changes, in turn, would adversely affect the Partnership's ability to fund distributions, debt service, and capital improvements.

Operating activities provided approximately $286,000 during the three month period ending March 31, 2003. Approximately $67,000 was received from DMLP. The cash flow was used to make principal payments on the outstanding mortgage notes of approximately $186,000, and to purchase assets capitalized as part of the investment properties in the amount of approximately $26,000, and to reduce the amount of checks written in excess of the bank balance by approximately $141,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs for the foreseeable future, so long as the cash distributions to the partners continue to be suspended until occupancy increases at the Office Buildings.

Current liabilities total approximately $1,458,000, consisting of approximately $688,000 of mortgage principal liabilities and $770,000 of other current liabilities.

The mortgage rates on the Apartments, and the Office Buildings bear interest at 3.59% (floating), and 8.46% (fixed) respectively at March 31, 2003.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses from investment properties. Investment properties generated income in the first quarter of 2003 of approximately $201,000 (before depreciation and amortization of $285,000) compared to income of approximately $87,000 for the same period in 2002.

The Limited Partnership Agreement provides that the Partnership will make distributions for each calendar quarter of cash flow less amounts set aside
for reserves.   Cash distributions were suspended during the third quarter of
2002. Through March 31, 2003, the Partnership declared cash distributions of approximately $14.8 million (82% of original capital) to the Limited Partners since the inception in 1986. Cumulative cash distributions range from $845 (85%) to $992 (99%) per $1,000 Interest purchased in the initial public offering by an original holder, depending upon the date of purchasing the Interest.

The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of approximately $3.3 million over the next five years. These obligations will most likely be satisfied by cash generated from operations. In the year 2007, the Town Place mortgage note requires a balloon payment of approximately $4.97 million. The Pelican Sound note is due in 2007 and will require a balloon payment of approximately $10.5 million. The Office Buildings note is due in August 2007 and requires a balloon payment of approximately $8.2 million. It is anticipated that all of the properties will be sold or refinanced prior to the maturity dates.

Pelican Sound was independently appraised at an estimated value of $19.0 million as of April 8, 2002. The current outstanding principal balance of the mortgage debt is approximately $12,229,000. The mortgage note on Pelican Sound is due in 2007 and will require a balloon payment of approximately $10.5 million. The Pelican Sound mortgage note bears interest at a variable rate (3.59% at March 31, 2003). The Partnership could refinance the Pelican Sound mortgage loan to obtain additional liquidity. However, the amount of additional loan proceeds would be restricted by the average occupancy of 88.5% at Pelican Sound.

Town Place was independently appraised at an estimated value of $11.5 million as of April 8, 2002, and $10.4 million as of September 20, 2002. The current outstanding principal balance of the mortgage debt is approximately $5,992,000. The Town Place mortgage note bears interest at a variable rate (3.59% at March 31, 2003). The Partnership could refinance the Town Place mortgage loan to obtain additional liquidity. However, the amount of additional loan proceeds would be restricted by the average occupancy of 79.9% at Town Place.

Another source of liquidity for the Partnership would be for the Partnership to reduce its investment in DMLP. However, for income tax purposes of each limited partner, if Mr. Keierleber's beneficial interest in the mortgage note that encumbers the Office Buildings (the "Note") exceeds 80% at a year end, then the entire amount of the Note would be allocated to Mr. Keierleber (and none to the limited partners) for the purpose of computing the adjusted income tax basis in the Interests. Such allocation could be detrimental to any limited partner to the extent that relief of nonrecourse liability would result in the recognition of gain for income tax purposes.

Other than the payments described above, there are no long-term material capital expenditures, obligations, or other demands or commitments that might impair the liquidity of the Partnership.

Partners' Capital decreased by approximately $45,000 during the first three months of 2003 due to the net loss for the three-month period of approximately $45,000.

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

           Replacements (inside the unit).  These include:
            (a)  carpets and hardwood floors;
            (b)  appliances;
            (c) mechanical equipment such as individual furnace/air units, hot water heaters, etc;
            (d) furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc;
            (e)  flooring such as vinyl, linoleum or tile; and
            (f)  blinds/shades

	    All personal property replacements are depreciated over a 5-year estimated useful life. All permanent fixture replacements are depreciated over a 30-year estimated useful life. The Partnership expenses as incurred all maintenance and turnover costs such as cleaning, interior painting of individual units and the repair of any replacement item noted above.

           Building improvements (outside the unit).  These include:
            (a)  roof replacement and major repairs;
            (b) paving or major resurfacing of parking lots, curbs, sidewalks;
            (c) amenities and common areas such as pools, exterior sports and playground equipment, lobbies, clubhouses, laundry rooms, alarm and security systems and offices;
            (d)  major building mechanical systems;
            (e) interior and exterior structural repair, replacements and exterior painting;
            (f)  major landscaping and grounds improvement; and
            (g)  office and maintenance equipment.

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

Quantitative and Qualitative Disclosures About Market Risk

The Partnership's market risk has not changed materially from the amounts and information reported in the Partnership's Form 10-KSB for the year ended December 31, 2002.

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

PART II.
OTHER INFORMATION

Items 1, 2, 3, and 5. Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2003, the Partnership solicited a Proxy Statement to all Limited Partners of the Partnership. The approval of certain actions already taken by the General Partner (the "Approval") was sought and several amendments to the limited partnership agreement (the "Proposed Amendments") were proposed. A more detailed description of the Approval and the Proposed Amendments can be found in the Proxy Statements. The Approval and the Proposed Amendments were designed to ratify the General Partner's action of investing cash generated from the January 31, 2002 sale of The Meadows II Apartments into a limited liability company that purchases or issues mortgage notes or other debt instruments in connection with real estate owned by the Partnership and to allow the Partnership to make similar investments in the future. The number of votes cast for the Approval was 7,938.24, the number of votes cast against the Approval was 341.70, and the number of abstentions was 337.39. The number of votes cast for the Amendments was 7,916.74, the number of votes cast against the Amendments was 361.20, and the number of abstentions was 337.39. No meeting was held in connection with the Approval or Amendments. On March 31, 2003, the Approval was received and the Amendments were adopted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits: See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.
       (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			    DECADE COMPANIES INCOME PROPERTIES -
			     A LIMITED PARTNERSHIP
			         (Registrant)
                             By: DECADE COMPANIES
                                (General Partner)
Date:   May 14, 2003         By: /s/ Jeffrey Keierleber
                                 Jeffrey Keierleber
                                 General Partner and Principal
				 Financial and Accounting Officer
				 of Registrant

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

	   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 14, 2003            /s/ Jeffrey Keierleber
                              Jeffrey Keierleber
                              Principal Executive Officer and
                              Principal Financial Officer

			  EXHIBIT INDEX
                                to
                   FORM 10-QSB QUARTERLY REPORT
               For the quarter ended March 31, 2003

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

 Exhibit 11 - Statement re: Computation of Per Interest Earnings

The following table sets forth the computation of earnings per Interest:

				   Three Months Ended
                                   3/31/03    3/31/02
Numerator
Net income (loss) attributable
to Limited Partners 99%            $(44,412) $8,099,616

Denominator
Denominator for basic earnings
per Interest-weighted-average
Interest                           10,261.51  13,397.27

Net income (loss) per Interest        ($4.33)   $604.57

Exhibit 99.2

		   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Decade Companies Income Properties (the "Partnership") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey Keierleber, in my dual capacities as Chief Executive Officer and Chief Financial Officer of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Jeffrey Keierleber
Jeffrey Keierleber
Chief Executive Officer and Chief Financial Officer
May 14, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.