Form 10QSB
period 2003-06-30
DECADE COMPANIES INCOME PROPERTIES
filed 2003-08-14
CIK 775840

United States Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

    N19 W24130 Riverwood Drive, Suite #100, Waukesha, WI 53188
             (Address of principal executive offices)

                          (262) 522-8990
                   (Issuer's telephone number)

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:10,261.51.

Transitional Small Business Disclosure Format (check one): Yes___
No   X  .

                             INDEX
                          June 30, 2003

PART I. FINANCIAL INFORMATION                             Page
          Item 1.   Financial Statements (unaudited)

                    Condensed Balance Sheet at June 30, 2003        3

                    Condensed Statements of Operations for the three and six month periods ended June 30, 2003
          and 2002                                        4

                    Condensed Statements of Partners' Capital
          for the six months ended June 30, 2003
          and the year ended December 31, 2002.           5

                    Condensed Statements of Cash Flows for the
          Six months ended June 30, 2003 and 2002.        6

                    Notes to Condensed Financial Statements.        7-12

          Item 2.   Management's Discussion and Analysis or Plan
                                                  of Operations    13-34

          Item 3.   Controls and Procedures                         35

PART II. OTHER INFORMATION

          Item 1 - 5 Not applicable                                 35

Item 6. Exhibits and Reports on Form 8-K.                 35

SIGNATURES                                                35

Exhibit Index                                             36


                  PART I. FINANCIAL INFORMATION
                   ITEM 1. FINANCIAL STATEMENTS
                     CONDENSED BALANCE SHEET
                          June 30, 2003
                           (unaudited)
ASSETS
CURRENT ASSETS:
Cash                                    $   129,558
Rent receivable                         $   230,359
Escrow funds                                    500
Prepaid expenses and other assets            94,807
       Total Current Assets                 455,224

INVESTMENT PROPERTIES, AT COST:          32,411,932
Less: accumulated depreciation           (8,103,556)
Net Investment Properties                24,308,376

OTHER ASSETS:
Investment in unconsolidated affiliate    4,252,581
Utility deposits                             44,762
Deferred rent receivable                     17,509
Debt issue costs, net of accumulated
 amortization                               497,208
       Total Other Assets                 4,812,060
       Total Assets                     $29,575,660


LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
CURRENT LIABILITIES:

Current portion of mortgages notes
 payable                                $   691,499
Accounts payable and accrued taxes          491,324
Payables to affiliates                      226,742
Unearned rent collections                    64,844
Tenant security deposits                     93,312
     Total current liabilities            1,567,721
Long-term Liabilities
Payables to affiliates                    1,424,419
Mortgage notes payable                   26,109,581
Total long-term Liabilities         27,534,000
     Total Liabilities                   29,101,721

PARTNERS' CAPITAL:
General Partner Capital                     (21,632)
Limited Partners (authorized--18,000 Interests;
 outstanding--10,261.51 Interests at 06/30/03)        495,571
Total Partners' Capital                     473,939

Total Liabilities and Partners' Capital $29,575,660

See Notes to Unaudited Condensed Financial Statements.


         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                        Three Months Ended    Six Months Ended
                         6/30/03    6/30/02  6/30/03    6/30/02
Operating revenue:
Rental and other income  $1,665,778   $1,166,129  $3,131,757  $ 2,291,396
Operating expenses:
Operating and
 administration           760,192    637,077 1,483,235  1,198,997
Real estate taxes         191,715    125,400   383,430    250,800
Interest expense          349,926    354,436   700,278    705,601
Depreciation              251,398    166,476   503,053    335,855
Amortization of debt
 issue costs               33,136     22,963    66,270     45,926
Total operating
 expenses               1,586,367  1,306,352 3,136,266  2,537,179
Income (Loss) from investment
 properties                79,411   (140,223)   (4,509)  (245,783)

Other income (expenses):
Interest on payables
 to affiliates            (8,966)        ---   (19,440)      ---
Interest income               37         ---        37     28,939
Partnership
 administration         (151,164)    (76,201) (191,875)  (149,005)
Net other income
 (expenses)             (160,093)    (76,201) (211,278)  (120,066)
Net loss before equity
 in net income of unconsolidated
 affiliate and discontinued
 operations              (80,682)   (216,424) (215,787)  (365,849)
Equity in earnings of
 unconsolidated affiliate 89,410         ---   179,654       ---
Discontinued operations,
 Net                         ---      12,099     ---    8,342,954

NET INCOME (LOSS)    $     8,728  $ (204,325)$ (36,133)$7,977,105

Net income (loss) attributable to
General Partner (1%) $        87  $   (2,043) $   (361)    79,771
Net income (loss) attributable to
Limited Partners (99%)     8,641    (202,282)  (35,772)$7,897,334
                      $    8,728  $ (204,325) $(36,133)$7,977,105
Net income (loss) per Limited
 Partner Interest    $      0.84  $   (17.96) $ (3.49) $   641.71
See Notes to Unaudited Condensed Financial Statements

           CONDENSED STATEMENTS OF PARTNERS' CAPITAL

      (Unaudited as to the Six Months Ended June 30, 2003)

                        Limited      General     Limited
                       Partnership   Partner     Partners'
                        Interests    Capital     Capital     Total

Balance at 12/31/01     13,397.27  ($95,661)   $(3,613,153) $(3,708,814)

Distributions to
Partners                    ---          ---       (294,039)    (294,039)

Net income for
the period                  ---       74,390      7,364,641    7,439,031

Redemption of
 Interests               (3,135.76)      ---     (2,806,505)  (2,806,505)

Tender Offer
costs                                    ---        (84,687)     (84,687)

Balance at
12/31/02                 10,261.51  $(21,271)   $   566,257  $   544,986

Net loss for
the period                  ---         (361)       (35,772)     (36,133)

Tender Offer costs                         0        (34,914)     (34,914)

Balance at 6/30/03       10,261.51  $(21,632)   $   495,571  $   473,939


See Notes to Unaudited Condensed Financial Statements

       CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                For The Six Months Ended June 30,

                                     2003                 2002
CASH PROVIDED BY OPERATIONS     $   534,976           $  412,424
INVESTING ACTIVITIES:
Proceeds from sale of investment
property                               ---            6,662,575
Deposits to exchange escrow             --           (6,701,092)
Withdrawals from escrows                                 20,831
Additions to investment properties  (56,559)            (88,527)
Capital distributions from
 unconsolidated affiliate           269,715                 ---
NET CASH PROVIDED (USED) IN INVESTING
 ACTIVITIES                         213,156            (106,213)
FINANCING ACTIVITIES:
Reduction in checks issued in excess of
 bank balance                      (263,407)               ---
Redemption of interests                              (2,806,505)
Principal payments on mortgage
notes                              (355,167)           (185,097)
Distributions paid to limited
partners                                --             (370,434)
NET CASH USED IN FINANCING
ACTIVITIES                         (618,574)         (3,362,036)
INCREASE (DECREASE) IN CASH & CASH
 EQUIVALENTS                        129,558          (3,055,825)
CASH & CASH EQUIVALENTS AT THE BEGINNING
 OF PERIOD                              ---           3,183,319

CASH & CASH EQUIVALENTS
 AT THE END OF PERIOD            $  129,558         $   127,494

Supplementary disclosure of cash flow information:
          Interest paid          $   826,398          $   764,224
          Income taxes paid             0                    0

See Notes to Unaudited Condensed Financial Statements

Note A Business

Decade Companies Income Properties, a Limited Partnership (the
"Partnership"), formed in 1986, is a real estate partnership engaged in the acquisition and ownership of multifamily properties and office properties.

As of June 30, 2003, the Partnership owned a portfolio of two multifamily properties (the "Apartments") containing 619 apartment units and two office properties (the "Office Buildings") comprising approximately 166,000 rentable square feet of office space. The Apartments and the Office Buildings are together referred to as the "Properties". The Properties are located in the state of Florida.

As of June 30, 2003, the Partnership owned 4,285 Units (approximately 48.7% of the 8,805 outstanding Units) of Decade Mortgage Loan Partners LLC ("DMLP"), which was created in August 2002 for the primary purpose of purchasing the mortgage note that encumbers the Office Buildings. The other members of DMLP consist of five affiliated entities that are either wholly owned or controlled by an affiliate of the General Partner. The Partnership has a mortgage payable to DMLP totaling $8,722,360 at June 30, 2003.

Note B--Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The components of discontinued operations for the three and six month periods ended June 30, 2003 and 2002, respectively, are outlined below:

                          Three Months Ended   Six Months Ended
                          6/30/03  6/30/02     6/30/03  6/30/02

OPERATING REVENUES
Rental and other income   $     0  $    6,899    $  0 $  191,446

OPERATING EXPENSES
Operating and
 administrative expenses        0      32,806       0    301,305
Real estate taxes               0           0       0     21,922
Interest expense                0       3,267       0     58,623
Depreciation                    0           0       0      6,575
Amortization of debt issue
 costs                          0           0       0     80,460
Total operating expenses        0      36,073       0    468,885
Income (Loss) from investment
 property                       0     (29,174)      0   (277,439)
Interest income                 0      41,273       0     41,273
Gain on sale of property        0           0       0  8,579,120
Discontinued operations,
 net                      $     0   $  12,099     $ 0 $8,342,954

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

Insurance

The Partnership has deductible amounts on insurance policies related to property damage and general liability losses that may be incurred at the Properties. The Partnership has deductible amounts on insurance policies related to business interruption that may be incurred at the Office Buildings (but not at the Apartments). The Properties are insured through third-party carriers for losses in excess of the deductible amounts subject to certain limits. Should an uninsured or under-insured loss occur, the Partnership could lose its investments in, and anticipated income and cash flows from, one or more of the Properties. In addition, there can be no assurance that third party insurers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

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

                               Three Months Ended        Six Months Ended
                              06/30/03    06/30/02      06/30/03   06/30/02
Operating revenue associated
with investment properties
   Apartments                $ 1,105,000 $ 1,166,000   $2,187,000 $2,291,000
   Office buildings              561,000           0      945,000          0
    Total operating revenue    1,666,000   1,166,000    3,132,000  2,291,000
Operating expenses associated with
 investment properties
  Operating and administration expenses
   Apartments                     513,000     637,000    1,014,000  1,199,000
   Office buildings               247,000           0      469,000          0
     Total                      760,000     637,000    1,483,000  1,199,000
  Depreciation
   Apartments                     170,000     167,000      340,000    335,000
   Office buildings               82,000           0      163,000          0
     Total                      252,000     167,000      503,000    335,000
  Interest, including amortization of finance costs
   Apartments                     179,000     377,000      359,000    752,000
   Office buildings              204,000           0      408,000          0
    Total                       383,000     377,000      767,000    752,000
  Real estate taxes
   Apartments                    125,000     125,000      251,000    251,000
   Office buildings               66,000           0      133,000          0
   Total                        191,000     125,000      384,000    251,000
 Total operating expenses associated
  with investment properties   1,586,000   1,306,000    3,137,000  2,537,000
 Income (loss) from operations
  of investment properties   $    80,000 $  (140,000) $    (5,000)$ (246,000)
Segment assets
                     Apartments              $14,182,000 $14,677,000
                     Office buildings         10,127,000           0
                        Total                $24,309,000 $14,677,000

Note F - Subsequent Event - Tender Offer

On July 15, 2003, the Partnership and Jeffrey Keierleber, an affiliate of the General Partner, commenced an Offer to Purchase up to 3,500 Interests for cash consideration of $910 per Interest.
The Offer expires on August 29, 2003, unless extended. The Partnership will purchase the first 100 Interests tendered using borrowing from an affiliate to pay for such Interests. Thereafter, Mr. Keierleber will purchase the next 3,400 Interests tendered with his own personal funds.

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

Although the investment strategy was changed during 2002 with the purchase of the Office Buildings and the investment in DMLP, the principal investment objectives of the Partnership have not changed. Those objectives, in order of priority, are to invest in real properties and/or mortgage loans which will:

               1. Preserve and protect the Partnership's capital investment;

               2. Provide quarterly distributions of cash from operations (although quarterly cash distributions were suspended after the Office Buildings were purchased in July 2002, this continues to be an objective); and

               3. Provide capital appreciation through increases in the value of the Partnership's real property assets or, in the case of mortgage loans, increased cash distributions and/or capital appreciation through participation in any increased value of the properties securing those loans that provide for such participation rights.

During the near-term, the Office Buildings are not expected to support the existing level of debt service (principal and interest payments) while the average occupancy of the Office Buildings remains at approximately 50%. Consequently, the quarterly cash distributions, which were suspended during the third quarter of 2002, will not resume until the operation of the Office Buildings is stabilized.

Although quarterly cash distributions remain as a principal investment objective and may resume after the occupancy in the Office Buildings is stabilized, the potential for capital appreciation through increases in the value of the Partnership's real property assets, particularly the Office Buildings, is more likely, given the revised investment strategy.

In July 2003, the Partnership took actions to reduce the number of Limited Partners to fewer than 300 (from the current 422) in order to qualify to terminate the registration of the Interests under the Securities Exchange Act of 1934 (the "Exchange Act"). On July 15, 2003, the Partnership and Jeffrey Keierleber, an affiliate of the General Partner, commenced an Offer to Purchase up to 3,500 Interests for cash consideration of $910 per Interest. The Offer expires on August 29, 2003, unless extended. The termination of registration of the Interests under the Exchange Act would likely reduce certain of the Partnership's administrative costs, such as legal, accounting, printing, mailing and investor communications expenses, and would reduce the information required to be furnished by the Partnership to the Securities and Exchange Commission and the Limited Partners. The termination of registration would also make certain provisions of the Exchange Act, such as the short-swing profit recovery provisions of Section 16(b), no longer applicable and suspend the requirement to file reports pursuant to
Section 13 and 15(d).

Another motivation for the Partnership to take actions to reduce the number of limited partners, would be to provide liquidity for those limited partners who are not in favor of the recent change in investment strategy (the purchase of the Office Buildings) and prefer to receive cash flow distributions rather than future capital appreciation, if any.

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

The following table summarizes the number of properties and related Apartment units or rentable square feet ("RSF") for Office
Buildings:
                        Number                     Purchase/Sale
                         Of      Apartment             Price
                      Properties   Units     RSF     $ Millions
At December 31, 2001      3         935       0
Q1 of 2002 Sale of The
 Meadows II Apartments   (1)       (316)      0       $16.0
At June 30, 2002          2         619
Q3 of 2002 Purchase of
 the Office Buildings     2           0     166,000   $10.3
At 12/31/02 and 06/30/03  4         619     166,000

The Partnership's acquisition and disposition activity has impacted overall results of operations for the six-month period ended June 30, 2003. Significant changes in operating revenues and expenses have resulted primarily from the Office Buildings acquired in July 2002. Significant changes in expenses have also resulted from changes in insurance costs, general and administrative costs, and interest expense. This impact is discussed in greater detail herein.

Income is received primarily from rental revenue including reimbursements from Office Building tenants for certain operating costs and from parking revenue. As a result of the current slowdown in economic activity, there has been a decrease in occupancy rates and a general decline in overall market rental rates.

Operating revenue from rental income was $1,666,000 in the quarter ended June 30, 2003, compared to $1,166,000 for the same period in
2002, an increase of 42.9%.   Rental income was provided by the
four sites for the comparative three-month periods as set forth below:
                                                           Percent
                   Three Months Ended         Increase    Increase
                 6/30/03        6/30/02       (Decrease) (Decrease)
Pelican Sound   $   695,000   $  753,000     $  (58,000)  (7.7%)
Town Place          410,000      413,000         (3,000)  (0.7%)
Plymouth            372,000          ---        372,000     N/A
Spectrum            189,000          ---        189,000     N/A
Total           $ 1,666,000   $1,166,000     $  500,000   42.9%

The $500,000 increase in operating revenue consisted of increases of $372,000 at Plymouth and $189,000 at Spectrum, offset by decreases at Town Place of $3,000, and at Pelican Sound of $58,000. The $372,000 increase at Plymouth, and the $189,000 increase at Spectrum, were attributed to their purchase on July 30, 2002. Rental income at Plymouth for the three-month period ended June 30, 2003, included approximately $105,000 of revenue from a former tenant which was previously not recognized in operations due to uncertainties with respect to collectablity. The $58,000 decrease at Pelican Sound was attributed to a 6% decrease in average occupancy (from 93% to 87%), offset by a 1% increase in gross potential rent. The $3,000 decrease at Town Place was attributed to slight increases in gross potential rent and occupancy, offset by a slight decrease in other operating revenue. The General Partner believes that the decline in occupancy at Pelican Sound was a direct result of a softening rental market nationwide, and in the Pinellas County, Florida area in particular. The General Partner does not anticipate improved occupancy or improved collections during the remainder of 2003.

Operating revenue from rental income for the six-month period ended June 30, 2003 was $3,132,000, compared to $2,291,000 for the
same period in 2002, an increase of 36.7%.   Rental income was
provided by the four sites for the comparative six-month periods as set forth below:

                                                           Percent
                   Six Months Ended          Increase    Increase
                 6/30/03        6/30/02       (Decrease) (Decrease)
Pelican Sound   $ 1,381,000   $1,475,000      $ (94,000)   (6.4%)
Town Place          807,000      816,000         (9,000)   (1.1%)
Plymouth            553,000          ---        553,000      N/A
Spectrum            391,000          ---        391,000      N/A
Total           $ 3,132,000   $2,291,000     $  841,000    36.7%

The increase in rental income for the six-month period compared to the prior year's six-month period, is primarily attributed to the purchase of the Office Buildings in July 2002. The increase at Plymouth and Spectrum is offset by decreases at Pelican Sound and Town Place. The $553,000 increase at Plymouth, and the $391,000 increase at Spectrum, were attached to their purchase on July 30, 2002. Rental income at Plymouth for the six-month period ended June 30, 2003, included approximately $105,000 of revenue from a former tenant which was previously not recognized in operations due to uncertainties with respect to collectability. The $94,000 decrease at Pelican Sound is attributed to a decrease in average occupancy of 3% (91% to 88%), offset by a 1% increase in gross potential rent. The $9,000 decrease at Town Place is attributed to 1% decrease in average occupancy (84% to 83%), offset by a 1% increase in gross potential rent.

The average monthly gross potential rent per unit at the Apartments for the second quarter ended June 30, 2003 and for the six month period of 2003, and the comparative periods in 2002, is set forth below:
                    Number    Three Months Ended Six Months Ended
                  of Units  6/30/03  6/30/02   6/30/03 6/30/02
Pelican Sound         379      $702     $696       $702    $695
Town Place            240      $684     $682       $685    $680
All Rental Units      619      $695     $691       $695    $690

"Gross potential rent" for apartments represents the asking rent established by the Partnership for a vacant apartment plus the rent in effect for occupied apartments.

The average annual gross potential rent per rentable square foot
("RSF") at the Office Buildings for the second quarter of 2003 and for the six month period of 2003 is set forth below:

                        Three Months Ended 06/30/03
                                   Gross
                         Total      RSF       Average Annual
                         RSF       Leased        Rent/SF
Plymouth                53,573     43,430        $19.74
Spectrum               112,840     39,019        $18.94
All office spaces      166,413     82,449        $19.34

                        Six Months Ended 06/30/03
                                   Gross
                         Total      RSF       Average Annual
                         RSF       Leased        Rent/SF
Plymouth                53,573     43,258        $19.42
Spectrum               112,840     41,385        $18.82
All office spaces      166,413     84,643        $19.05

"Gross potential rent" for the Office Buildings represents the annualized asking rent per RSF established by the Partnership for vacant rentable space plus the rent in effect for occupied rentable space.

The average occupancy levels at the Apartments for the second quarter ended June 30, 2003 and for the six month period of 2003, and the comparable periods in 2002, are set forth below:

                          Three Months Ended    Six Months Ended
                         6/30/03    6/30/02   6/30/03    6/30/02
Pelican Sound              87.3%      92.8%     87.9%      91.2%
Town Place                 85.6%      85.4%     82.7%      83.5%
All Rental Units           86.6%      89.9%     85.9%      88.2%

The average occupancy levels at the Office Buildings for the three and six-month periods ended June 30, 2003 are set forth below:


                        Three Months Ended     Six Months Ended
                            06/30/03                06/30/03
Plymouth                      80.8%                   80.5%
Spectrum                      35.5%                   37.6%
All office spaces             50.0%                   51.4%

The range of occupancy levels at the Apartments for the second quarter period ended June 30, 2003 and for the six month period of 2003 and the comparable periods in 2002, is set forth below:

                         Three Months Ended      Six Months Ended
                      6/30/03     6/30/02     6/30/03   6/30/02
    Pelican Sound     86.5-88.1%  88.8-90.0%   86.5-89.3%  88.8-94.9%
   Town Place        82.0-89.1%  80.0-84.1%   81.7-89.1%  80.0-85.9%
All Rental Units  84.8-88.5%  86.5-87.8%   84.7-89.3%  86.5-91.5%

The range of occupancy levels at the office spaces for the second quarter period ended June 30, 2003 and for the six month period of 2003 is set forth below:

                   Three Months Ended    Six Months Ended
                        6/30/03              6/30/03
Plymouth               80.2-81.9%           80.2-81.9%
Spectrum               33.6-38.6%           33.6-39.8%

The General Partner believes that it is not currently possible to draw any conclusions about where occupancy levels or market rents ultimately will stabilize. Further decreases in occupancy rates and/or rents could adversely affect the Partnership's revenues and results of operations in subsequent periods.

The Partnership believes that it is helpful to investors to provide certain computations that are not in accordance with GAAP, but serve as a supplemental measure of the operating performance of a real estate company, along with net income, and cash flows from operating activities, financing activities and investing activities. Such computations used herein include the following:
(1) operating expenses before depreciation, amortization, and interest expense, (2) income from investment properties before depreciation, amortization, and interest expense, (3) income (loss) before depreciation, amortization, equity in net income of unconsolidated affiliate, and discontinued operations, and (4) income from investment properties before depreciation and amortization. The Partnership believes that these computations are helpful to investors as a supplemental measure of the operating performance of the Partnership because these computations provide investors an understanding of the ability of the Partnership to incur and service debt and to make capital expenditures. These supplemental computations in and of themselves do not represent operating expenses, net income, or net cash flows generated from operating activities in accordance with GAAP and therefore should not be exclusively considered as an alternative to net income as an indication of the Partnership's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

The following is a reconciliation of total operating expenses to operating expenses before depreciation, amortization, and interest expense for the three-month and six-month periods ended June 30, 2003 and 2002:
                    Three Months Ended    Six Months Ended
                     6/30/03  6/30/02     6/30/03   6/30/02
Total operating
 expenses       $1,586,367   $1,306,352  $3,136,266   $2,537,179
Adjustments:
 Depreciation     (251,398)   (166,476)    (503,053)    (335,855)
 Amortization      (33,136)    (22,963)     (66,270)     (45,926)
 Interest         (349,926)   (354,436)    (700,278)    (705,601)
Operating expenses
 before depreciation,
 amortization, and
interest expense$  951,907   $ 762,477    $1,866,665  $1,449,797

A summary of the approximate operating expenses before depreciation, amortization, and interest expense by site follows:

                                       Increase   Increase
           For the Three Months Ended (Decrease) (Decrease)
               6/30/03    6/30/02       Amount     Percent
Pelican Sound $373,000   $  436,000   $ (63,000)   (14.4%)
Town Place     266,000      326,000     (60,000)   (18.4%)
Plymouth       159,000            0     159,000       N/A
Spectrum       154,000            0     154,000       N/A
Total         $952,000   $  762,000   $ 190,000     24.9%

                                       Increase   Increase
           For the Six Months Ended   (Decrease) (Decrease)
               6/30/03    6/30/02       Amount     Percent
Pelican Sound$  754,000   $  862,000   $(108,000)   (12.5%)
Town Place      511,000      588,000     (77,000)   (13.1%)
Plymouth        276,000            0     276,000       N/A
Spectrum        326,000            0     326,000       N/A
Total        $1,867,000   $1,450,000   $ 417,000     28.7%

For the six-month period, the $108,000 decrease in operating expenses at Pelican Sound was primarily attributable to an increase in utility expense of $3,000, and an increase in other expenses of $5,000, offset by a decrease in personnel expense of $28,000, a decrease in office expense of $19,000, a decrease in deferred maintenance expenses of $40,000, a decrease in insurance expense of $12,000, and a decrease in property management fees of $17,000.

For the six-month period, the $77,000 decrease in operating expenses at Town Place was primarily attributable to a decrease in personnel expense of $8,000, a decrease in insurance expense of $7,000, a decrease in office expenses of $5,000, a decrease in deferred maintenance expenses of $22,000, and a decrease in other expenses of $35,000.

Subsequent to the terrorist acts on September 11, 2001, the Partnership experienced increased costs for property insurance and safety and security. The General Partner believes that these increased costs will remain higher than similar costs incurred in previous periods for the foreseeable future. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in these operating expenses over a base amount. The General Partner believes that a significant portion of any increase in these operating expenses will be offset by expense reimbursements from tenants.

As a result of the foregoing, income from investment properties before interest expense, depreciation and amortization, was approximately $714,000 for the second quarter of 2003, compared to $404,000 for the comparable 2002 period, an increase of approximately $310,000. The increase was comprised of increases at Town Place of $57,000, at Pelican Sound of $5,000, at Plymouth of $213,000, and at Spectrum of $35,000.

For the six-month period ended June 30, income from investment properties before depreciation, amortization, and interest expense was approximately $1,265,000 for the 2003 period compared to $841,000 for the comparable 2002 period, an increase of $424,000.

The following is a summary of income (loss) from investment properties to income from investment properties before depreciation, amortization, and interest expense for the three-month and six-month periods ended June 30, 2003 and 2002:

                    Three Months Ended    Six Months Ended
                     6/30/03  6/30/02     6/30/03   6/30/02
Income (loss) from
 investment
 properties     $   79,411   $ (140,223) $   (4,509)  $ (245,783)
Adjustments:
 Depreciation      251,398      166,476     503,053      335,855
 Amortization       33,136       22,963      66,270       45,926
 Interest          349,926      354,436     700,278      705,601
Income from investment
 properties before
 depreciation,
 amortization, and
interest expense$  713,871   $  403,652   $1,265,092  $  841,599

A summary of approximate income from investment properties before depreciation, amortization, and interest expense, by site including the percent of the total for each site for the three-month and six-month periods ended June 30, 2003 and 2002, follows:

                    Three Months Ended          Increase  Increase
                  6/30/03         6/30/02      (Decrease)(Decrease)
               Amount  Percent  Amount Percent   Amount    Percent

Pelican Sound $322,000   49%   $317,000  78% $     5,000    1.6%
Town Place     144,000   22%     87,000  22%      57,000   65.5%
Plymouth       213,000   24%          0   0%     213,000     N/A
Spectrum        35,000    5%          0   0%      35,000     N/A
Total         $714,000  100%   $404,000 100% $   310,000   76.7%

                    Six Months Ended          Increase  Increase
                  6/30/03         6/30/02      (Decrease)(Decrease)
               Amount  Percent  Amount Percent   Amount    Percent
Pelican Sound $  626,000   47%   $613,000  73% $    13,000    2.1%
Town Place       296,000   23%    228,000  27%      68,000   29.8%
Plymouth         278,000   25%          0   0%     278,000     N/A
Spectrum          65,000    5%          0   0%      65,000     N/A
Total         $1,265,000  100%   $841,000 100% $   424,000   50.4%

Interest expense for the second quarter of 2003 increased $4,000. The increase was comprised of an increase for Plymouth of $90,000, at Spectrum of $94,000, and an increase of $9,000 for interest on payables to affiliates, offset by a decrease for Pelican Sound of $126,000 and a decrease for Town Place of $63,000. The decreases for Pelican Sound and Town Place are the result of interest charged on the decreasing principal balances of the notes and a lower interest rate on both mortgages. The interest rates on the Apartment mortgages are variable.

Depreciation and amortization expenses generally do not require the use of cash flow in the periods presented. Depreciation and amortization increased $95,000 for the second quarter of 2003 compared to the second quarter of 2002, and increased $187,000 for the six-month period ended June 30, 2003 compared to the similar period in 2002.

The Partnership's net other expenses increased during the second quarter in 2003 compared to 2002 by approximately $75,000. The $84,000 increase consisted of an increase in partnership management expenses of $75,000 and an increase in interest on payables to affiliates of $9,000. The increase in partnership management expenses is primarily attributable to accounting and tax services.

The Condensed Statements of Operations shows that the Partnership's loss before equity in net income of unconsolidated affiliate and discontinued operations for the quarter ended June 30, 2003 was approximately $81,000, compared to a loss of approximately $216,000 in the same period of 2002, and for the six-month periods for 2003 a loss of approximately $216,000, compared to a loss of approximately $366,000 for 2002.

The following is a summary of net income (loss) to income (loss) exclusive of depreciation, amortization, equity in earnings of unconsolidated affiliate, and discontinued operations for the three-month and six-month periods ended June 30, 2003 and 2002:

                    Three Months Ended    Six Months Ended
                     6/30/03  6/30/02     6/30/03   6/30/02
Net income (loss)$    8,728  $ (204,325) $ (36,133)  $ 7,977,105
Adjustments:
 Depreciation       251,398     166,476     503,053      335,855
 Amortization        33,136      22,963      66,270       45,926
 Equity in earnings
 of unconsolidated
 affiliate          (89,410)        ---   (179,654)         ---
 Discontinued
   operations           ---     (12,099)        ---   (8,342,954)
Income (loss) exclusive
 of depreciation,
 amortization, equity
 in earnings of
 unconsolidated affiliate,
 and discontinued
 operations      $ 203,852    $ (26,985)  $ 353,536   $   15,932

Exclusive of depreciation, amortization, equity in earnings of unconsolidated affiliate, and discountinued operations the Partnership's income (loss) for the quarters ended June 30, 2003 and 2002 was approximately $204,000 and ($27,000), respectively, for the six-month periods for 2003 and 2002 was approximately $354,000 and $16,000 respectively.

Income from the earnings of the unconsolidated affiliate, Decade Mortgage Loan Partners, LLC ("DMLP") increased approximately $89,000 for the second quarter of 2003 and $180,000 for the six months ended June 30, 2003, over the comparative periods as shown on the Condensed Statements of Operations. This increase is attributable to the Partnership's investment in DMLP during the second half of 2002.

Liquidity and Sources of Capital

At June 30, 2003 there were approximately $130,000 of cash or cash equivalents available to pay liabilities.

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

During the first six months of 2003, cash and cash equivalents increased $129,558 as shown herein on the Condensed Statements of Cash Flow. Operating activities provided approximately $535,000 during the six-month period ending June 30, 2003. Approximately $270,000 was received from DMLP, which makes monthly cash distributions to its members after DMLP collects the mortgage payment from the Partnership. The cash flow was used to make principal payments on the outstanding mortgage notes of approximately $355,000, to purchase assets capitalized as part of the investment properties in the amount of approximately $56,000, and to reduce the amount of checks written but not released, at December 31, 2002, in excess of the bank balance by approximately $263,000.

The General Partner believes that the Partnership has the ability to generate adequate amounts of cash to meet the Partnership's current needs for the foreseeable future, so long as the cash distributions to the partners continue to be suspended until occupancy increases at the Office Buildings.

Current liabilities total approximately $1,568,000, consisting of approximately $691,000 of mortgage principal liabilities and $877,000 of other current liabilities.

The mortgage rates on the Apartments, and the Office Buildings bore interest at 3.57% (floating), and 8.46% (fixed) respectively at June 30, 2003.

On a short-term basis, rental operations are expected to provide a stream of cash flow to pay day-to-day operating expenses from investment properties. Investment properties generated income in the second quarter of 2003 of approximately $364,000 (before depreciation and amortization of $285,000) compared to income of approximately $49,000 for the same period in 2002. For the six-month period, the income from investment properties was approximately $565,000 (before depreciation and amortization of $569,000) compared to income of approximately $136,000 for the same period in 2002.

The following is a summary of income (loss) from investment properties to income from investment properties before depreciation, amortization, and debt service for the three-month and six-month periods ended June 30, 2003 and 2002:

                    Three Months Ended    Six Months Ended
                     6/30/03  6/30/02     6/30/03   6/30/02
Income (loss) from
 investment
 properties     $   79,411   $ (140,223) $   (4,509)  $ (245,783)
Adjustments:
 Depreciation      251,398      166,476     503,053      335,855
 Amortization       33,136       22,963      66,270       45,926
                   284,534      189,439     569,323      381,781
Income from investment
 properties before
 depreciation and
 amortization   $ 363,945    $   49,216  $  564,814   $  135,998

Another source of liquidity is the monthly cash distributions from DMLP, which are made after DMLP collects the mortgage payment from the Partnership. These payments are likely to continue as long as the Partnership continues to make timely mortgage payments to DMLP.

The Limited Partnership Agreement provides that the Partnership will make distributions for each calendar quarter of cash flow less
amounts set aside for reserves.   After the purchase of the Office
Buildings in July 2002, cash distributions were suspended for the third quarter of 2002 and thereafter. See the Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002 for details concerning the use of cash provided by operations. Through June 30, 2003, the Partnership declared cash distributions of approximately $14.8 million (82% of original capital) to the Limited Partners since the inception in 1986. Cumulative cash distributions range from $845 (85%) to $992 (99%) per $1,000 Interest purchased in the initial public offering by an original holder, depending upon the date of purchasing the Interest.

Pursuant to the Tender Offer dated July 15, 2003, the Partnership committed to purchase 100 Interests for cash consideration of $910 per Interest. The costs of the Offer are estimated to be $63,000, and will be paid by the Partnership. An affiliate of the General Partner has committed to lend $154,000 to the Partnership to finance its purchase of 100 Interests for $91,000 and the costs of the Offer which were estimated to be $63,000. The loan will be payable on demand, and the unpaid principal amount shall bear interest at two percentage points over the prime rate, adjusted monthly (estimated to be 6.25% per annum initially).

The long-term mortgage obligations of the Partnership require principal reductions (excluding balloon payments) of approximately $2.4 million over the next five years. These obligations will most likely be satisfied by cash generated from operations. In the year 2007, the Town Place mortgage note requires a balloon payment of approximately $4.97 million. The Pelican Sound note is due in 2007 and will require a balloon payment of approximately $10.5 million. The Office Buildings note is due in August 2007 and requires a balloon payment of approximately $8.2 million. It is anticipated that all of these properties will be sold or refinanced prior to the maturity dates.

Pelican Sound was independently appraised at an estimated value of $19.0 million as of April 8, 2002. The current outstanding principal balance of the mortgage debt is approximately $12,140,000. The mortgage note on Pelican Sound is due in 2007 and will require a balloon payment of approximately $10.5 million. The Pelican Sound mortgage note bears interest at a variable rate (3.57% at June 30, 2003). The Partnership could refinance the Pelican Sound mortgage loan to obtain additional liquidity. However, the amount of additional loan proceeds would be restricted by the average occupancy rate at Pelican Sound of 87.9%.

Town Place was independently appraised at an estimated value of $11.5 million as of April 8, 2002, and $10.4 million as of September 20, 2002. The current outstanding principal balance of the mortgage debt is approximately $5,939,000. The Town Place mortgage note bears interest at a variable rate (3.57% at June 30, 2003). The Partnership could refinance the Town Place mortgage loan to obtain additional liquidity. However, the amount of additional loan proceeds would be restricted by the average occupancy rate at Town Place of 82.7%.

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

Partners' Capital decreased by approximately $71,000 during the first six months of 2003 due to the net loss for the six-month period of approximately $36,000 and tender offer costs incurred during the six-month period of approximately $35,000, while the tender offer documents were being prepared.

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

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting: The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Partnership's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II.
OTHER INFORMATION

Items 1 through 5. Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits: See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DECADE COMPANIES INCOME PROPERTIES -
                                  A LIMITED PARTNERSHIP
                                            (Registrant)

                             By: DECADE COMPANIES
                                (General Partner)

Date:   August 14, 2003      By:/s/ Jeffrey Keierleber
                                Jeffrey Keierleber
                                General Partner and Principal
                                Financial and Accounting Officer
                                of Registrant

			  EXHIBIT INDEX
                                to
                   FORM 10-QSB QUARTERLY REPORT
               For the quarter ended June 30, 2003

Exhibit                       Incorporated Herein      Filed
Number    Description         by Reference to          Herewith

11        Statement re: computation
          of Earnings per Interest                           X

          31.1      Certification Pursuant to
          Rule 13a-14(a) or 15d-14(a),
          as adopted pursuant to
          Section 302 of the
          Sarbanes-Oxley Act of 2002.                       X

32.1      Certification of Chief
          Executive Officer and Chief
          Financial Officer Pursuant
          to 18 U.S.C. Section 1350,
          as Adopted Pursuant to
          Section 906 of the Sarbanes-
          Oxley Act of 2002                                 X

Exhibit 11 - Statement re: Computation of Per Interest Earnings

The following table sets forth the computation of earnings per
Interest:

                                   Three Months Ended
                                   6/30/03    6/30/02
Numerator
Net income (loss) attributable
to Limited Partners 99%            $ 8,641  $ (202,282)

Denominator
Denominator for basic earnings
per Interest-weighted-average
Interest                           10,261.51  11,261.51

Net income (loss) per Interest         $0.84    $(17.96)

                                    Six Months Ended
                                   6/30/03    6/30/02
Numerator
Net income (loss) attributable
to Limited Partners 99%            $(35,772) $7,987,334

Denominator
Denominator for basic earnings
per Interest-weighted-average
Interest                           10,261.51  12,036.77

Net income (loss) per Interest        $(3.49)   $641.71

Exhibit 31.1

                          CERTIFICATIONS

I, Jeffrey Keierleber certify that:

     1. I have reviewed this Form 10-QSB of Decade Companies Income Properties - A Limited Partnership (the "Partnership");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. I am solely responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Partnership and have:

                    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

                    (b) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
          and

                    (c) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

                    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

                    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Dated: August 14, 2003

/s/ Jeffrey Keierleber
Jeffrey Keierleber
Principal Executive Officer
and Principal Financial Officer

Exhibit 32.1
                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Decade Companies Income Properties (the "Partnership") on Form 10-QSB for the period ended
June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey Keierleber, in my dual capacities as Chief Executive Officer and Chief Financial
Officer of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Jeffrey Keierleber
Jeffrey Keierleber
Chief Executive Officer and Chief Financial Officer
August 14, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Decade Companies Income Properties - A Limited Partnership and will be retained by Decade Companies Income Properties - A Limited Partnership and furnished to the Securities and Exchange Commission or its staff upon request.